Form 10KSB
period 1995-12-31
OMAP HOLDINGS INC
filed 1996-09-26
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

Commission file number:  0-11734

                           OMAP HOLDINGS INCORPORATED
             (Exact name of Registrant as specified in its Charter)


       NEVADA                                              87-0548148
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                82-66 Austin Street Kew Gardens, New York 11415
                    (Address of Principal Executive Offices)
                                 (801) 575-8073
              (Registrant's Telephone Number, Including Area Code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class              Name of Each Stock Exchange on Which Registered
Common Stock, Par Value $0.001 Per Share                   None


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 13, 1996 was approximately $4,096,092.

         The number of shares of Registrant's Common Stock outstanding on September 13, 1996 was 23,875,351.

     The Registrant's total revenues for the year ended December 31, 1995, were $-0--

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS................................................3

ITEM 2. DESCRIPTION OF PROPERTY................................................8

ITEM 3. LEGAL PROCEEDINGS......................................................8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................8

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............. 9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 7.  FINANCIAL STATEMENTS.................................................13

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........................14

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................14

ITEM 10. EXECUTIVE COMPENSATION...............................................15

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS..............................16

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................19

       SIGNATURES.............................................................20

       INDEX TO EXHIBITS......................................................21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

         OMAP Holdings Incorporated, a Nevada corporation (the "Company"), has executive offices at 82-66 Austin Street, Kew Gardens, New York 11415. Prior to October 23, 1995, the Company was known as Logos International Inc. The Company was incorporated in Nevada on November 6, 1981 under the name Logos Scientific Inc. Until 1991, the Company sold and distributed medical diagnostic equipment through its Volu-Sol division. The Company sold that division in December 1991. Since 1991, the Company's primary business focus has been acquiring, managing and liquidating undervalued businesses and assets. As discussed herein, the Company has acquired and disposed of several assets outside the ordinary course of business since 1993.

         On April 1, 1993, the Company agreed to purchase 770,844 shares of Class A and 883,859 shares of Class B common stock in Transcisco Industries, Inc. from Mark Hungerford. Mr. Hungerford, a director of Transcisco, agreed to sell these shares and stock in other corporations under his control for $100,000 and other consideration. The Company, however, ultimately acquired only 100,000 shares of Class B common stock of Transcisco. The Company and Transcisco rescinded the remainder of the agreement due to unforeseen events and the Company's inability to obtain financing necessary to pay the full purchase price.

         During the 1993 fiscal year, the Company acquired and sold assets through several transactions it entered with The Canton Industrial Corporation ("CIC"), a Nevada corporation (n/k/a CyberAmerica Corporation). CIC, through its wholly-owned subsidiary Canton Financial Services Corporation ("CFS"), has been a financial consultant to the Company since June of 1994. CFS provides the Company with professional consulting services, shareholder relations work and office space. CFS has also assisted the Company in finding new business opportunities, including the search for viable merger and acquisition candidates. Richard Surber, who served as the Company's director and president at the time that these transactions took place, is the chief executive officer, president and a director of CIC, and is the president and a director of CFS. Accordingly, many of the transactions below may not have been negotiated at arm's length. For more information on Mr. Surber and the Company's transactions in which Mr. Surber may have had an indirect material interest, see "Item 12 - Certain Relationships and Related Transactions."

         On June 18, 1993 and pursuant to a Stock Exchange Agreement, the Company issued 200,000 restricted shares of its common stock, par value $0.001 ("Common Stock"), to CIC in exchange for 30,000 shares of CIC's restricted common stock. Pursuant to a subsequent Stock Purchase Agreement signed with CIC on September 30, 1993, the Company issued 4,000,000 shares of restricted Common Stock and delivered a $1,000,000 promissory note ("Logos Note") to CIC in exchange for debentures issued by Impact Investments, Inc.
(the "Impact Debentures") having a face value of $2,000,000.

         The Company acquired the Impact Debentures with the intention of exchanging them for shares of common stock in Nona Morelli's II, Inc. Pursuant to that objective, the Company entered into an Exchange Agreement with Nona Morelli's II on September 29, 1993. Through that Agreement, the Company transferred the Impact Debentures in exchange for shares of Nona Morelli's restricted common stock and pre-World War II German government bearer bonds. These bonds had no book value and were subsequently transferred to CIC for services rendered to the Company.

         By means of a December 30, 1993 contract, CIC released the Company from all of its obligations under the Logos Note and transferred 217,750 shares of Common Stock, owned by CIC, to the Company. In consideration of this release and transfer, the Company agreed to transfer to CIC all shares of Nona Morelli's II, Inc. and Vantage Controls, Inc. then held by the Company and all outstanding shares of TAC, Inc. At that time TAC was a wholly owned subsidiary of the Company and its only operating subsidiary.

         During the 1994 fiscal year, the Company continued to liquidate its non-productive assets in an effort to decrease its long term debt. On September 26, 1994, the Company entered into an Assumption of Promissory Notes Agreement with CFS. Under the terms of that Agreement, the Company transferred 100,000 shares of Transcisco Industries, Inc. Class B common stock and 40,000 shares of Profiteer Financial, Inc. common stock to CFS. CFS also received 600,000 shares of Basic Natural Resources, Inc., 325,214 shares of Air Vegas, Inc., 1,000,000 shares of Hull Enterprises, Inc. and 500 shares of Applied Technology, Inc. As consideration, CFS assumed payment on two promissory notes, each with a face value of $50,000, previously executed by the Company in favor of Barbara Winkler and Larry Henin.

         On September 27, 1994, the Company entered into a Debt Settlement Agreement with A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"). A-Z is a consulting firm retained by the Company pursuant to a renewable Consulting Agreement. Richard Surber is also the president and sole director of A-Z. Pursuant to the Debt Settlement Agreement, the Company transferred 30,000 shares of CIC's common stock, then owned by the Company, to A-Z as payment of $10,312 toward the debt owed to A-Z by the Company for consulting services previously rendered. For more information on A-Z, see "Item 12 - Certain Relationships and Related Transactions."

         Pursuant to a September 29, 1994 Acquisition Agreement, the Company sold all shares and assets of its subsidiary Aaccurate Custom Automotive Body & Paint, Inc. to Panorama International Corporation, a Utah corporation whose president and director was then Richard Surber ("PIC"). On the same day and through a similar agreement, the Company transferred to PIC 100% of the outstanding shares of the following companies: Associated Trades, Inc., Associated Trades Printing and Publishing, Inc., Autotow Inc., Eagle Gate Art and Frame Galleries, Inc., GLI Industries, Inc., Oxford House, Inc., and Universal Auto Care Clinic Corporation.

         By the end of September 1994, the Company had disposed of nearly all its assets. Its primary emphasis then shifted to finding a suitable merger or acquisition partner. CFS was retained to assist the Company in locating appropriate opportunities for merger and/or acquisition. As consideration for these services, the Company transferred, conveyed, and assigned to CIC 100% of the issued and outstanding shares of two of the Company's subsidiaries, American Autocomputers, Inc. and Corporate Staffing Solutions, Inc. These shares were transferred to CIC via an Acquisition Agreement on September 29, 1994. The Company and CIC also signed a Debt Settlement Agreement, effective September 22, 1994, pursuant to which the Company transferred ownership of certain office equipment, 10,000 shares of the common stock of Applied Technology, Inc., eleven original Sky Jones paintings and 40,363 restricted shares of the Company's Common Stock to CIC as payment for a $186,382 debt owed to CIC by the Company.

         With the assistance of CFS, the Company found a suitable acquisition candidate on October 23, 1995. On that date, the Company acquired all outstanding shares of OMAP International Incorporated, a closely-held Nevada corporation ("OII"). OII was acquired pursuant to a Stock Exchange Agreement (the "OMAP Agreement") by and between the Company, OII, and OII's shareholders. According to the OMAP Agreement, the Company received all 13,014,144 issued and outstanding shares of common stock in OII, making OII its wholly-owned subsidiary. As consideration, the Company issued a corresponding amount of Common Stock, restricted pursuant to Rule 144 under the Securities Act of 1933 ("Rule 144"), to the shareholders of OII. OII owned patents related to a collating device which sorts and assembles flat sheets of paper. These patents are registered in the Luxembourg and European patent offices. At the time that the OMAP Agreement was signed, OII had not paid for these patents and owed a $1,200,000 debt to the developer of the patents. The Company (here referring to OMAP Holdings Incorporated) later settled this debt through the issuance of 400,000 shares of its Common Stock to the developer of the patents. As a result of this transaction, OII now owes the Company $1,200,000 in intercompany debt.

         OII also owned all of the outstanding capital stock of a Belgian research and development company called OMAP SA, which has since filed for bankruptcy protection in Belgium. At the time of the OMAP Agreement, it was represented to the Company that OMAP SA owned prototypes for collators which it had developed. Since that time, the Company has received conflicting reports regarding the extent of the assets owned by OMAP SA at the time the OMAP Agreement was consummated. The Company is currently investigating whether or not OMAP SA owned any assets at the time it was indirectly acquired by the Company (through the Company's acquisition of OII). If the Company ultimately determines that there was no value in OMAP SA, the Company will seek to rescind the OMAP Agreement, at least as it pertains to the acquisition of OMAP SA. Any rescission ultimately effected by the Company will likely result in the cancellation of 7,500,000 shares of the Company's (OMAP Holdings) Common Stock, 6,500,000 of which was issued to the Company's largest shareholder, ADS Group, Ltd., and 1,000,000 of which were issued to the Company's president, James Tilton. The Company has attributed no value to OMAP SA in the financial statements attached hereto.

         The three individuals who collectively owned, directly or indirectly, 100% of OII's outstanding common stock prior to the OMAP Agreement were Aster De Schrijver, James Tilton and Jane Zheng. Pursuant to the OMAP Agreement, the Company issued 10,253,568 shares of Common Stock to ADS Group, Ltd., an Isle of Man corporation whose primary shareholder is Aster De Schrijver, 1,577,472 shares of Common Stock to Jane Zheng, 552,115 shares of Common Stock to ZJ, Inc., a Delaware corporation whose sole director and shareholder is Jane Zheng, and 630,989 shares of Common Stock to ATJ, Inc., a Delaware corporation whose sole director and shareholder is James Tilton. Once the OMAP Agreement was consummated, De Schrijver, Zheng and Tilton were appointed as officers and directors of the Company. James Tilton and Jane Zheng are husband and wife.

         On October 23, 1995, a 51% majority of the Company's shareholders authorized and ratified the OMAP Agreement by written resolution promulgated in lieu of a shareholder meeting. Through that consent, a majority of the Company's shareholders also authorized the Company to change its name from Logos International to OMAP Holdings Incorporated, ratified the appointment of a new board of directors and consented to an increase in the number of authorized shares of Common Stock from 10 million to 100 million. For more information on the shareholder resolution, see "Item 4 - Submission of Matters to a Vote of Security Holders" and "Item 6 Management's Discussion and Analysis of Plan of Operation."

         The Company made a second major acquisition on December 15, 1995. On that date, the Company signed an Agreement for Acquisition of Assets with Mr. Otto Barenthin, a citizen and resident of Germany (the "Barenthin Agreement"). Through the Barenthin Agreement, the Company acquired technology and proprietary information necessary to manufacture and develop collators and related paper processing devices. The information acquired from Barenthin includes complete technology, drawings, production know-how, and trade names. In exchange for this technology, the Company was obligated to issue Mr. Barenthin $1,000,000 worth of restricted Common Stock, valued for purposes of the Barenthin Agreement at $3 per share. Mr. Barenthin was issued 333,334 shares of Common Stock, all of which were restricted pursuant to Rule 144.

     The third material 1995 acquisition occurred on December 15, 1995 when the Company acquired 100% of the outstanding shares of Establissements R. Kohl, a French corporation with principal offices in Calais, France ("Kohl"). Kohl, now the Company's subsidiary, develops and manufactures paper handling products, lighting equipment and electronic heating devices.(1) The Company purchased Kohl through a Contract of Transfer and Exchange of Shares (the "Kohl Contract") it signed with Jacky Caille and Maurice Van Gysel on December 15, 1995. Prior to the execution of the Kohl Contract, Caille and Van Gysel owned or controlled all shares of Kohl's outstanding capital stock.

     ______________________________

     (1)Under French corporate law, a corporation such as Kohl must maintain at least seven shareholders. Accordingly, six individuals, includeing two of the Comapny's directors, were each issued one share of Kohl's stock. The Company owns the remaining 4,356 shares of Kohl (99.86%). Each individual executed the equivalent of a written proxy, giving the Company (OMAP Holdings) the power to vote on behalf of the record shareholders. The Company, then either owns or has voting control over every outstanding share of Kohl's capital stock.

         In return for Kohl's shares, the Company transferred $3,000,000 in cash and Common Stock to Caille and Van Gysel. The Kohl Contract obligated the Company to issue a quantity of shares of Common Stock equaling $2,000,000, as determined by calculating the closing bid price for free trading shares of the Company's Common Stock on December 5, 1995. Based on a closing bid price of $3.50 per share, the Company issued a total of 571,429 shares of Common Stock to Caille, Van Gysel and designees specified by Caille and Van Gysel. The stock issued was restricted pursuant to Rule 144. The Company also paid Caille and Van Gysel $1,000,000 by means of bank drafts, $500,000 of which was paid in December 1995 and $500,000 of which was paid in March 1996. Finally, the Company made a $200,000 loan, evidenced by a promissory note, to Kohl. The cash used to finance the acquisition was derived from the sale of the Company's Common Stock.

          The assets acquired by the purchase of Kohl's shares include land, equipment, and a manufacturing plant located in Calais, France. For more information on Kohl's manufacturing plant, see "Item 2 - Description of Property." Kohl also owns the patent rights to and prototypes for a portable vending machine which prepares and dispenses french fries.

         On December 20, 1995, the Company entered Stock Exchange Agreements with three public companies: BRIA Communications Corporation, a New Jersey corporation ("BRIA"), Tianrong Building Material Holdings, Ltd., a Utah corporation ("TBMH"), and Eurotronics Holdings, Inc., a Utah corporation ("Eurotronics"). At the time of these transactions, James Tilton, Aster De Schrijver and Jane Zheng were officers and directors of the Company. Tilton, De Schrijver, and Zheng were also officers and directors for BRIA, TBMH, and Eurotronics. Accordingly, these Agreements were not negotiated at arm's length, although the Company believes that they were valued and executed pursuant to acceptable business practices. For more information on the directors and the Stock Exchange Agreements, see "Item 12 - Certain Relationships and Related Transactions" and "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

         The purpose of each Stock Exchange Agreement was to transfer, in a tax-free exchange, $300,000 worth of the Company's Common Stock to BRIA, TBMH and Eurotronics in exchange for $300,000 worth of common stock in each of the three companies. All stock transferred pursuant to these Agreements was restricted pursuant to Rule 144. The Company issued 70,588 shares of Common Stock, valued at $4.25 per share, to BRIA in exchange for 370,370 shares BRIA's common stock, valued at $0.81 per share. The Company issued 70,588 shares of Common Stock, valued at $4.25 per share, to TBMH in exchange for 319,149 shares of TBMH's common stock, valued at $0.94 per share. Finally, the Company issued 70,588 shares of Common Stock, valued at $4.25 per share, to Eurotronics in exchange for 566,038 shares of Eurotronics' common stock, valued at $0.53 per share.

         While the stock acquired pursuant to the three Stock Exchange Agreements was valued at $300,000 for purposes of these transactions, all shares that were acquired and issued by the Company were restricted. Moreover, neither the Company, BRIA, TBMH, nor Eurotronics have securities which are heavily traded on any stock market. Accordingly, for purposes of its audited financial statements the Company has booked the BRIA common stock acquired through the Exchange Agreement at $114,815, the TBMH common stock at $100,000, and the Eurotronics common stock at $101,887.

         The Company also made subsequent cash purchases of the common stock of both Eurotronics and BRIA. On December 20, 1995, the Company acquired 111,111 shares of Eurotronics' common stock in exchange for $20,000 in cash, or $0.18 per share. Accordingly, the Company owns a total of 677,149 shares of Eurotronics' common stock, which have been booked at $121,887 on the Company's financial statements. On December 21, 1995, the Company acquired 290,323 shares of BRIA's common stock in exchange for $90,000 in cash, or $.31 per share. Accordingly, the Company owns a total of 660,693 shares of BRIA's common stock, which have been booked at $204,815 on the Company's financial statements.

Business of Issuer

         As a result of the 1995 acquisitions described above, the Company's principal business is the manufacture and distribution of several industrial and consumer products. All products are produced by the Company's subsidiary, Kohl, in Kohl's French manufacturing plant. Kohl's plant employs 32 full time workers, all of whom are "at-will" employees. All the raw materials used to manufacture products in the Kohl plant are obtained from suppliers located within a 50-kilometer radius.

         The first major product built and marketed by Kohl is a line of office equipment that collates and staples unsorted copies of documents. Kohl manufactures three different models of collators which vary as to quality and price. Each model of collator implements one or more patented methods of transferring and assembling flat sheets of paper. The patents used to manufacture Kohl's collators are those which were obtained through the Company's acquisition of OII. The patents, which are valid in Canada, the United States, and eleven European countries, are used in connection with the technology acquired from Barenthin.

         The Company has been producing and selling collators since January 1, 1996. To date, the Company has marketed all its collators through fifteen distributors located in both Europe and the United States. All of these distributors were previously customers of Otto Barenthin. The Company's primary competitors in the sale of collators are CP Bourg, a Belgian manufacturer, Duplo, a Japanese manufacturer, and Horizon, another Japanese producer of collators. The Company intends to increase both the number of units it produces and the number of markets in which its collators are sold in an effort to compete with the larger competitors in this industry.

         Kohl's second major product division consists of a variety of portable electric heating equipment designed for commercial use. These were the primary products manufactured by Kohl prior to its acquisition by the Company. All heaters manufactured by Kohl are sold exclusively to APPLIMO SA, a French company. Kohl is bound to this exclusive marketing arrangement pursuant to a non-competition warranty agreement it entered when Maurice Van Gysel and Jacky Caille purchased Kohl from Jean Claude Teurquetil and Rene Teurquetil. The Teurquetils, the prior owners of Kohl, obtained the non-competition warranty in exchange for allowing Kohl to use technology required in the manufacture of heating products. The non-competition warranty is of unlimited duration and binds the Company as a result of the Company's purchase of Kohl from Van Gysel and Caille.

         Kohl also continues to produce lighting fixtures and parts used in the manufacture of lighting equipment, products Kohl built and sold before it was acquired by the Company. Kohl sells finished light fixtures to several existing corporate customers. Kohl also acts as a subcontractor, manufacturing customized parts for other lighting equipment manufacturers. The largest customers of this division of Kohl are NTS, France, a French manufacturer of conveyor belts, and Philips, France, the French division of the lighting and electrical equipment manufacturer.

         The final major product manufactured and developed at the Kohl plant are portable food vending machines. Kohl produces a sandwich vending machine and is developing another machine that cooks and dispenses french fries. The french fry machine is protected by patents owned by Kohl. The Company has produced a prototype of the machine and is currently modifying the design to increase its capacity and decrease its overall size. The Company has not yet begun to manufacture this product, but is attempting to negotiate distribution contracts with potential wholesalers. Once perfected, this vending machine will be marketed worldwide.

         The Company itself does not have any full or part time employees, aside from its officers and directors. In conducting its business, the Company relies on the services of its financial consultant, CFS (see above). CFS provides the Company with business consulting services, including assistance in raising capital, assistance in finding new business opportunities, and assistance with public and investor relations. CFS has served as a consultant to the Company since 1994 and was last retained pursuant to an April 1, 1996 Consulting Agreement. According to the Consulting Agreement, the Company pays CFS a monthly fee of $20,000 or, if higher, the fee for services actually rendered to the Company during the month as determined by a predetermined billing schedule. The Company can pay the consulting fee either in cash or through the issuance of restricted shares of its Common Stock. For purposes of the Consulting Agreement, restricted shares of the Company's Common stock are valued at the lower of one half the closing bid price of the Company's free trading Common Stock on the last day of the month in which services were provided or one half the closing bid price of the Company's free trading Common Stock on the day when the shares are actually authorized for issuance.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company, through its subsidiary Establissements R. Kohl ("Kohl"), owns a manufacturing plant which is located in Calais, France and employs 32 full time workers. The Company uses the plant to manufacture and develop collators, heating and lighting equipment, and vending machines. The plant also houses Kohl's principle business offices. The plant is 100,000 square feet and located approximately 10 miles away from the city center. It houses overhead cranes, puncher presses, advanced robotics, painting facilities, and all the other equipment necessary for the Company's manufacturing business.

         Kohl acquired the plant and the land upon which the plant is built through a subsidy granted by the French Government. Kohl received 100% ownership of the plant in exchange for one French Franc. As a result of the Company's (here referring to OMAP Holdings) acquisition of Kohl, the building and land were revalued to the fair market value of U.S. $2,018,036, as established by the appraisal of an independent French appraisal firm. Neither Kohl nor the Company has encumbered the manufacturing plant since the plant was acquired. Kohl, therefore, owns 100% of the plant free and clear of all mortgages, liens, and other encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

         V.K. Holdings, Inc. ("VK") sued the Company (Case Number 93-05193-00-0-G) on September 7, 1993 in the 319TH Judicial District Court of Nueces County, Corpus Christi, Texas. VK alleges fraud, violation of securities laws, and other related causes of action. Also named defendants in the suit are Chad Burnett, Richard Surber and Kenneth R. O'Neal in their capacities as officers and directors of the Company in November 1992, the time when the alleged fraudulent acts took place. Based on preliminary investigation, management believes that VK's allegations are false and unfounded. It further believes that VK's pleadings fail to specify the acts or omissions upon which the cause of action is premised. The Company and VK have initiated discussions in pursuit of a settlement, but no material steps toward a settlement have been concluded. The Court has set a trial date for January 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As described in "Item 1 - Description of Business," the Company entered a Stock Exchange Agreement with OMAP International, Incorporated ("OII") dated October 23, 1995 (the "OMAP Agreement"). Pursuant to the OMAP Agreement, the Company acquired all 13,014,144 issued and outstanding common shares of OII, making OII its wholly owned subsidiary. In exchange, the Company issued a corresponding number of restricted shares of Common Stock to OII.

         The OMAP Agreement was approved by a majority of the Company's disinterested shareholders through a Resolution to Action Without a Meeting signed by the shareholders (the "Resolution") and dated October 23, 1995. The Resolution was signed in lieu of a shareholder meeting and executed pursuant to Nevada Revised Statutes Section 78.320 which provides that any action required or permitted to be taken at a meeting of shareholders may be taken without a meeting if a written consent setting forth the actions to be taken is signed by a majority of shareholders. Of the then-outstanding 1,838,744 Common Shares, 938,844 (a 51% majority) signed the Resolution.

         In addition to approving the OMAP Agreement, the shareholders took several other actions by means of the Resolution. The shareholders voted to amend the Company's Articles of Incorporation by changing the Company's name from Logos International Inc. to OMAP Holdings Incorporated and by increasing the number of authorized shares of Common Stock from 10 million to 100 million. Finally, the shareholders ratified the appointment of James Tilton, Aster De Schrijver and Jane Zheng as the Company's directors. For more information on the new directors, see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1994 and 1995 and for the first and second quarters of the 1996 fiscal year. The National Association of Securities Dealers was the source of the information provided herein. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

 QUARTER                           HIGH       LOW
Quarter Ended June 30, 1996 ....   $   3.37   $   0.50
Quarter Ended March 31, 1996 ...   $   5.00   $   2.50
Quarter Ended December 31, 1995    $   5.00   $   0.01
Quarter Ended September 30, 1995   $   0.02   $   0.00
Quarter Ended June 30, 1995 ....   $   0.04   $   0.01
Quarter Ended March 31, 1995 ...   $   0.11   $   0.01
Quarter Ended December 31, 1994    $   2.50   $   0.50
Quarter Ended September 30, 1994   $   2.50   $   2.00
Quarter Ended June 30, 1994 ....   $   0.00   $   0.00
Quarter Ended March 31, 1994 ...   $   0.00   $   0.00

Shareholders

      There were approximately 232 record holders of Common Stock as of September 13, 1996 holding a total of 23,875,351 outstanding shares of Common Stock.

Dividends

      The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      As used herein, the term "Company" refers to OMAP Holdings Incorporated and its subsidiaries and predecessors, unless the context indicates otherwise. Prior to the last quarter of 1991, the Company's primary business was the sale and distribution of medical and laboratory diagnostic equipment. In December 1991, the Company sold off its medical supplies division and underwent a change of control. Under the direction of new management, the Company's objective was directed toward acquiring operating subsidiaries in an effort to generate revenues and maintain the Company as a viable concern. The Company's focus was to acquire financially distressed companies and restructure them in an attempt to make their business profitable. The Company also vigorously searched for undervalued assets to acquire and later liquidate at a profit. The Company generally issued equity in exchange for the businesses or assets that it acquired.

      During the first quarter of 1992, the Company began to acquire operating companies. During the course of 1992, it acquired Associated Trades, Inc. and its subsidiaries, including: Oxford House, Inc., GLI Industries, Inc., Eagle Gate Art & Frame Galleries, Inc., Associated Trades Printing & Publishing, Inc., and Aaccurate Custom Body & Paint, Inc. The Company also acquired Universal Auto Care Clinic Corporation, Tony's Towing & Recovery, Inc., TAC, Inc., American Auto Computers, Inc. and Corporate Staffing Solutions, Inc.

      Due primarily to undercapitalization, the Company's efforts to successfully restructure its subsidiaries failed. In the last quarter of 1993, the Company began to divest its interest in several unprofitable businesses and all subsidiaries were either sold or closed by December 31, 1993. Because of these actions, inter-period comparability of operating results and financial condition has been affected. After 1993, the Company focused its efforts on liquidating its remaining assets and resolving existing and potential liabilities. Since the Company no longer had any operating subsidiaries, management began searching for an attractive merger or acquisition partner. The Company retained the services of several financial consultants, who actively searched for a merger candidate on the Company's behalf. Since the Company had no income from operations, and therefore poor cash flow, management engaged in a variety of exchange agreements and asset liquidations to compensate the consultants who were willing to accept equity as compensation.

      The search for a suitable acquisition candidate ended on October 23, 1995. On that date, the Company acquired all outstanding shares of OMAP International Incorporated, a Nevada corporation ("OII"). OII was acquired pursuant to a Stock Exchange Agreement by and between the Company, OII, and OII's shareholders (the "OMAP Agreement"). The primary asset obtained through the OMAP Agreement were patents related to a paper processing device which picks up and assembles flat sheets. The patents are registered in 11 European countries and the Company has booked the patents at $1,200,000 on its balance sheet. OII incurred a $1,200,000 debt payable to the seller of the patents in exchange for the patent rights. This debt was ultimately settled by the Company's (OMAP Holdings) November 9, 1995 issuance of 400,000 restricted shares of Common Stock to Guy Martin, the individual who sold the patents to OII.

      OII also owned all of the outstanding capital stock of a Belgian research and development company called OMAP SA, which has since filed for bankruptcy protection in Belgium. At the time of the OMAP Agreement, it was represented to the Company that OMAP SA owned prototypes for collators which it had developed. Since that time, the Company has received conflicting reports regarding the extent of the assets owned by OMAP SA at the time the OMAP Agreement was consummated. The Company is currently investigating whether or not OMAP SA owned any assets at the time it was indirectly acquired by the Company (through the Company's acquisition of OII). If the Company ultimately determines that there was no value in OMAP SA, the Company will seek to rescind the OMAP Agreement, at least as it pertains to the acquisition of OMAP SA. Any rescission ultimately effected by the Company will result in the cancellation of 7,500,000 shares of the Company's Common Stock, 6,500,000 of which was issued to the Company's largest shareholder, ADS Group, Ltd., and 1,000,000 of which were issued to the Company's president, James Tilton.

      The Company intends that any future rescission of the OMAP Agreement will only apply to the portions of the Agreement which relate to the transfer of OMAP SA. OMAP SA has no current operations and the Company has already valued OMAP SA at $0 based on the bankruptcy case that was filed in Belgium. Accordingly, the Company anticipates that any potential rescission will not have a material effect upon the operations of the Company.

      The OMAP Agreement resulted in a change of Company control. On October 23, 1995, Richard Surber, then the Company's president, secretary, and director, and Dr. Gerald Curtis, another director, appointed Aster De Schrijver, James Tilton, and Jane Zheng as additional Company directors. Mr. Surber and Dr. Curtis then resigned from their respective positions. Aster De Schrijver was appointed chairman of the board, James Tilton was appointed president, chief executive officer, and treasurer, and Jane Zheng was appointed secretary. The three new directors owned 100% of the outstanding shares of OII and obtained 87.6% of the Company's Common Stock as a result of the OMAP Agreement, although this ownership interest has been reduced by the subsequent issuance of additional Common Stock to unrelated parties. Neither Mr. Surber nor Dr. Curtis had any disagreements with the Company at the time of their respective resignations. The change in management reflected the change in ownership of the Company's capital stock.

      Under management of the new control group, the Company shifted its focus toward developing the patents it had acquired through OII. In furtherance of that objective, the Company acquired technology and proprietary information related to the manufacture of collators and related paper processing devices. This information was obtained through a December 15, 1995 contract with Mr. Otto Barenthin. Barenthin, who prior to his involvement with the Company designed and produced collators for a Japanese equipment manufacturer, provided the Company with all his technology, know-how, drawings, customer lists, and equipment related to the manufacture of collators. In exchange for the technology, the Company issued Barenthin 333,334 shares of Common Stock valued at $1,000,000.

      On December 15, 1995, the Company also acquired 99.86% of the outstanding shares of Establissements R. Kohl, a French manufacturing company ("Kohl"). Kohl was acquired pursuant to a Contract for the Exchange of Shares entered by and between the Company, Kohl, and Kohl's two shareholders, Jacky Caille and Maurice Van Gysel. As consideration for Kohl's shares, the Company issued 571,429 shares of restricted Common Stock to Caille and Van Gysel and paid them $1,000,000 in the form of bank drafts, half of which was paid in December 1995 and half of which was paid in March 1996. The Company also made a $200,000 work in progress loan to Kohl. The loan was evidenced by an unsecured promissory note with an 8% interest rate payable in one lump sum on April 30, 2000. The cash used to finance the transaction was derived from the Company's sale of Common Stock. Caille and Van Gysel remained with Kohl as both directors and general managers. For more information on Caille and Van Gysel, see the paragraphs below.

      Prior to its acquisition by the Company, Kohl principally produced electric heaters and lighting devises. Its primary asset is a 100,000 square foot manufacturing plant located in Calais France with 32 full time employees. The Company acquired Kohl because management believes Kohl's production plant and skilled workforce provide the Company with an ideal opportunity to operate a successful manufacturing business.

      As a result of the acquisitions made during 1995, the Company's primary business is the manufacture of industrial and consumer products through its subsidiary, Kohl. The Company has conducted its manufacturing operations since January 1996, and unaudited Proforma Statements of Operations for Kohl and OMAP Holdings are provided in "Item 7 - Financial Statements." Implementing the Barenthin technology and OII patents, Kohl now produces a line of devices that collate, staple, and stitch documents. The collators are marketed through 15 American and European distributors who were previously customers of Mr.
Barenthin. Management intends to increase the production of collators as a percentage of its operations in order to obtain a larger market share in collator sales industry.

      The Company, through Kohl, continues to manufacture the electric heaters and related lighting equipment that were the focal points of its business prior to acquisition by the Company. The heaters are portable devices that are sold as finished products. They are sold exclusively to APPLIMO SA, a French corporation, pursuant to an exclusive marketing agreement entered by and between Kohl and APPLIMO SA. The lighting equipment consists of both finished products and parts used by general contractors to produce lighting fixtures.

      Kohl also produces an assortment of vending machines which it distributes to its business clients. The Company is currently developing a new product that cooks and dispenses french fries. This is a portable, self-contained device that prepares and distributes individual servings of french fries. Kohl has produced a prototype french fry machine and is now attempting to refine that model to increase its capacity and decrease its overall size.

      The Company, through Kohl, holds the exclusive patent rights to the french fry machine. Management feels that there is a large potential market for this product and is hopeful about its future prospects. While the french fry machine has not yet been sold to the public, the Company is attempting to negotiate distribution contracts with potential wholesalers. Management intends to market this product worldwide as soon as the machine's design is perfected.

      On April 1, 1996, Jacky Caille and Maurice Van Gysel resigned as directors of Kohl. These resignations were the result of a dispute between these former directors and the Company concerning the payments due to Caille and Van Gysel under the December 15, 1995 Agreement by which the Company acquired Kohl. Caille and Van Gysel claimed that they were promised registered and not restricted shares of Common Stock. They also expressed general dissatisfaction with the past management decisions of Kohl, but did not cite any specific disagreements with the Company or its board of directors. Caille and Van Gysel did, however, remain with Kohl as general managers of operations.

      On May 7, 1996, Caille and Van Gysel were terminated from their respective positions as general managers by Kohl's board of directors. Caille and Van Gysel were the former owners of Kohl and have a considerable amount of combined experience with the operations of that manufacturing plant. Georges d'Humieres replaced Caille and Van Gysel as the general manager of Kohl. Mr. d'Humieres was appointed to this position because of his financing experience and his connections within France. However, Mr. d'Humieres lacks the manufacturing experience and knowledge of Kohl's operations possessed by his predecessors. Accordingly, the termination of Caille and Van Gysel may have a material impact on the operations of Kohl.

Results of Operations

      The Company generated no operating revenues for 1995 or 1994. This is due to the fact that the Company devoted all its efforts to disposing of unprofitable subsidiaries and locating suitable merger/acquisition partners during 1994. In 1995, the Company continued to actively search for acquisition opportunities until December 15, 1995, when it acquired Kohl; however, since Kohl had a minimum level of operations from December 15, 1995 to December 31, 1995 due to the holidays, results of operations for Kohl were not incorporated in the Consolidated Statements of Operations for the year ended December 31, 1995. Consequently, the Company showed no operating revenues for either 1994 or 1995. Note 8 to the Consolidated Financial Statements presents the Proforma
Statements of Operations as if the acquisition had been effective January 1, 1994 and 1995. For additional information on Kohl, see "Item 1 Description of Business."

      Depreciation and amortization expenses increased to $4,168 in 1995 from $0 in 1994. In 1994, the Company had no fixed or intangible assets and therefore no depreciation or amortization expenses. The $4,168 for 1995 represents the amortization on the technology and proprietary information that the Company acquired from Otto Barenthin. See "Item 1 - Description of Business" for additional information on the acquisition.

      Selling, general and administrative expenses for 1995 were $653,424 compared to $151,429 for 1994. The increase is attributable to the Company's expenses incurred related to the acquisition of subsidiaries and assets. For additional information on these transactions, see "Item 1 - Description of Business."

      Income (loss) before disposition of subsidiaries was $(652,508) for 1995 and $24,623 for 1994. The loss in 1995 was, again, due primarily to the Company's expenses associated with various acquisitions. In 1994, on the other hand, the Company realized gain on sale of investments for $157,018, which resulted in income before disposition of subsidiaries.

      The Company realized gain from disposition of subsidiaries in the amount of $1,503,072 in 1994 compared to $0 for 1995. During 1994, the Company liquidated the remainder of its subsidiaries and many assets were liquidated at prices above the original costs.

      The Company had a net loss of $652,508 compared to net income of $1,527,695 for 1994. The comparison of net income (loss) figures is essentially irrelevant since the Company had no significant operations in 1994 and 1995 and net income for 1994 mostly stemmed from extraordinary items.

Capital Resources and Liquidity

      During 1994 and 1995, the Company settled a portion of its existing liabilities by issuing stock to pay its creditors as well as consultants and other professionals for various services rendered.

      At the end of 1994, the Company had negative working capital of $52,412. On December 31, 1995, the Company's working capital deficiency was $149,668. The increase in deficiency is attributable to the Company's purchase of Kohl, which had a net working capital deficiency on December 31, 1995.

      Net stockholders' deficit in the Company was $52,412 at the end of 1994. At the end of 1995, however, the Company had a net stockholders' equity of $5,305,072. One reason behind the increase is that the Company acquired several patents totaling $2,200,000 by issuing 733,334 shares of its Common Stock. The purchase of Kohl also contributed to this increase since Kohl had a net stockholders' equity of $2,649,309.

      On January 9, 1996, the Company entered into a one-year Offshore Consulting and Securities Subscription Agreement with various foreign consultants (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the consultants are to introduce the Company to foreign investors, who can provide the Company with needed working capital. On March 12, 1996, pursuant to the Consulting Agreement, the Company authorized the issuance of 112,000 restricted shares of its Common Stock to the consultants for services provided. The restricted shares are valued at $189,000 based on 50% of the average bid and ask prices on March 12, 1996.

      Between January and April 1996, the Company issued Common Stock to 10 foreign investors. These investors collectively purchased 5,500,000 shares of the Company's Common Stock issued pursuant to Regulation S of the Securities Act of 1933 for $660,000.

Foreign Currency Translation

      Since Kohl is a French company whose financial statements must be translated into U.S. Dollars to conform with the requirements of the Securities and Exchange Commission, major changes in the currency exchange rate between French Francs and U.S. Dollars may have a significant impact on operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next 12 months, no such assurances can be given.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the audited financial statements attached hereto and numbered F-1 through F-21.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                       (FORMERLY LOGOS INTERNATIONAL, INC.
                                AND SUBSIDIARIES)

                        Consolidated Financial Statements

                                December 31, 1995

                                 C O N T E N T S


Independent Auditors' Report.............................................. F - 3

Consolidated Balance Sheet ............................................... F - 4

Consolidated Statements of Operations .................................... F - 6

Consolidated Statements of Stockholders' Equity (Deficit) ................ F - 7

Consolidated Statements of Cash Flows..................................... F - 8

Notes to the Consolidated Financial Statements............................ F -10

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
OMAP Holdings Incorporated and Subsidiaries
(Formerly Logos International, Inc. and Subsidiaries)
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of OMAP Holdings Incorporated and Subsidiaries (formerly Logos International, Inc. and Subsidiaries) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMAP Holdings Incorporated and Subsidiaries (formerly Logos International, Inc. and Subsidiaries) as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
September 4, 1996

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                           Consolidated Balance Sheet


                                     ASSETS

                                                 December 31,
                                                     1995

CURRENT ASSETS
  Cash and cash equivalents ...................   $  623,306
  Accounts receivable - net (Note 1) ..........    1,043,012
  Inventories (Note 2) ........................      725,492
                                                  ----------

     Total Current Assets .....................    2,391,810

PROPERTY AND EQUIPMENT - NET (Note 3) .........    2,238,954
                                                  ----------

OTHER ASSETS

  Patents and related technology - net (Note 4)    2,170,833
  Prepaid expenses ............................       20,573
  Goodwill (Note 1)............................      597,678
  Investment securities (Note 9) ..............      426,702
                                                  ----------

     Total Other Assets .......................    3,215,786

     TOTAL ASSETS .............................   $7,846,550
                                                  ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                           Consolidated Balance Sheet


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             December 31,
                                                                 1995

CURRENT LIABILITIES
 Accounts payable ......................................      $ 1,441,494
 Notes payable - related-parties (Note 5) ..............          542,809
 Accrued expenses ......................................          108,388
 Payroll taxes payable .................................          448,787
                                                               ----------

    Total Current Liabilities ..........................        2,541,478
                                                               ----------
     Total Liabilities .................................        2,541,478
                                                               ----------
COMMITMENTS AND CONTINGENCIES (Note 12) ................             --
                                                               ----------

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized
  of $0.001 par value, 17,981,933 shares issued
  and outstanding ......................................           17,982
 Additional paid-in capital ............................       10,274,365
 Currency translation adjustment .......................           17,108
 Accumulated deficit ...................................      (5,004,383)
                                                               ----------

     Total Stockholders' Equity ........................        5,305,072
                                                               ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........      $ 7,846,550
                                                              ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                      Consolidated Statements of Operations


                                                        For the Years Ended
                                                             December 31,
                                                         1995            1994

NET SALES ........................................   $      --      $      --

COST OF SALES ....................................          --             --
                                                     -----------    -----------

GROSS MARGIN .....................................          --             --

EXPENSES

 Amortization expense ............................         4,168           --
 Selling, general and administrative expenses ....       653,424        151,429
                                                     -----------    -----------

     Total Expenses ..............................       657,592        151,429
                                                     -----------    -----------

LOSS FROM OPERATIONS .............................      (657,592)      (151,429)
                                                     -----------    -----------

OTHER INCOME (EXPENSE)

  Interest income ................................         3,000           --
  Interest expense ...............................           (55)       (10,379)
  Dividend income ................................           749           --
  Gain on sale of investments ....................          --          157,018
  Forgiveness of debt income .....................         1,390         29,413
                                                     -----------    -----------

     Total Other Income (Expense) ................         5,084        176,052
                                                     -----------    -----------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS .........................      (652,508)        24,623
GAIN FROM DISPOSITION OF SUBSIDIARIES ............          --        1,503,072
                                                     -----------    -----------

NET INCOME (LOSS) ................................   $  (652,508)   $ 1,527,695
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE

  Operating income ...............................   $     (0.17)   $      0.04
  Income from disposition of subsidiaries ........          --             2.42
                                                     -----------    -----------

     Total Net Income (Loss) per share ...........   $     (0.17)   $      2.46
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES ................     3,944,800        621,266
                                                     ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
            Consolidated Statements of Stockholders' Equity (Deficit)
                           December 31, 1995 and 1994

                                                                                                                          Total
                                                                         Additional       Currency                     Stockholders'
                                               Common Stock                Paid-in       Translation      Accumulated     Equity
                                             Shares          Amount        Capital        Adjustment         Deficit     (Deficit)

Balance, December 31, 1993 ..........        621,033    $        621    $  6,783,572    $       --     $ (7,423,540)   $   (639,347)

Common Stock issued for
 debt related party valued
 at $0.10 per share .................         40,363              40          40,241            --             --            40,281

Common Stock issued for debt
 valued at $1.54 per share ..........         21,653              22          33,365            --             --            33,387

Common Stock issued for services
 valued at $0.83 per share ..........        145,000             145         119,880            --             --           120,025

Cancellation of Common Stock ........         (2,580)             (3)        (25,797)           --             --           (25,800)

Discontinued operations .............           --              --        (2,652,623)           --        1,543,970      (1,108,653)

Net income for the year ended
 December 31, 1994 ..................           --              --              --              --        1,527,695       1,527,695
                                        ------------    ------------    ------------    ------------   ------------    ------------

Balance, December 31, 1994 ..........        825,469             825       4,298,638            --       (4,351,875)        (52,412)

Common Stock issued for
 services valued at an average
 of $0.27 per share .................      1,458,909           1,459         390,889            --             --           392,348

Common Stock issued for patents
 valued at $3.00 per share ..........        733,334             733       2,199,267            --             --         2,200,000

Common Stock issued for investments
 valued at $1.50 per share ..........        211,764             212         316,490            --             --           316,702

Common Stock issued for investments
in subsidiaries valued at $0.15/share     13,585,573          13,586       1,999,428            --             --         2,013,014

Common Stock issued for cash
 valued at $0.85 per share ..........      1,266,984           1,267       1,069,733            --             --         1,071,000

Cancellation of Common Stock ........       (100,100)           (100)            (80)           --             --              (180)
Currency translation adjustment .....           --              --              --            17,108           --            17,108

Net loss for the year ended
 December 31, 1995 ..................           --              --              --              --         (652,508)       (652,508)
                                        ------------    ------------    ------------    ------------   ------------    ------------

Balance, December 31, 1995 ..........     17,981,933    $     17,982    $ 10,274,365    $     17,108   $ (5,004,383)   $  5,305,072
                                        ============    ============    ============    ============   ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                      Consolidated Statements of Cash Flows



                                                                                                           For the Years Ended
                                                                                                              December 31,
                                                                                                       1995                  1994

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) ................................................................             $  (652,508)             $ 1,527,695
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities:
  Amortization expense ...........................................................                   4,168                     --
  Gain on sale of investments ....................................................                    --                   (169,173)
  Gain on discontinued operations ................................................                    --                   (910,067)
  Common stock issued for services ...............................................                 392,166                  167,893
  Forgiveness of debt ............................................................                  (1,390)                 (29,413)
Changes in Assets and Liabilities:
  (Increase) decrease in accounts receivable .....................................                (623,104)                    --
  (Increase) decrease in notes receivable ........................................                    --                     93,569
  (Increase) decrease in inventory ...............................................                (725,492)                    --
  (Increase) decrease in prepaid expenses ........................................                 (20,573)                    --
  Increase (decrease) in other assets ............................................                    --                     25,800
  Increase (decrease) in bank overdraft ..........................................                    --                       (147)
  Increase (decrease) in accounts payable
   and accrued expenses ..........................................................               1,849,339                 (533,897)
  Increase (decrease) in notes payable - related parties .........................                 515,748                    1,612
                                                                                               -----------              -----------

  Net Cash Provided by Operating Activities ......................................                 738,354                  173,872
                                                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment ...........................................................              (1,076,133)                    --
 Purchase of investments .........................................................                (110,000)                    --
                                                                                               -----------              -----------

 Net Cash Used in Investing Activities ...........................................             $(1,186,133)             $      --
                                                                                               -----------              -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                          For the Years Ended
                                                                                                              December 31,
                                                                                                        1995                1994


CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on notes receivable .......................................................             $     --               $ (173,787)
 Common Stock issued for cash .......................................................              1,071,000                   --
                                                                                                  ----------             ----------

 Net Cash Provided (Used) by Financing Activities ...................................              1,071,000               (173,787)
                                                                                                  ----------             ----------

NET INCREASE IN CASH ................................................................                623,221                     85

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR .................................................................                     85                   --
                                                                                                  ----------             ----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR .......................................................................             $  623,306             $       85
                                                                                                  ==========             ==========


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

     CASH PAID FOR:
       Interest .....................................................................             $       55             $    9,692
       Income taxes .................................................................             $     --               $     --

NON-CASH FINANCING ACTIVITIES

  Common stock issued for patents and related technology
   (Note 7) .........................................................................             $2,200,000             $     --
  Common stock issued for investments ...............................................             $  316,702             $     --
  Common stock issued for acquisition of subsidiaries ...............................             $2,013,014             $     --

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES

              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             a.  Organization

             The consolidated financial statements include those of OMAP Holdings Incorporated (formerly Logos International, Inc.) and its wholly-owned subsidiaries OMAP International, Inc. (OII), OMAP S.A.
             (OSA), and Establissements R. Kohl (Kohl). Collectively, they are referred to herein as "the Company".

             OMAP Holdings Incorporated was incorporated under the laws of the State of Nevada on November 6, 1981 under the name of Logos Scientific, Inc. to sell and distribute medical diagnostic instruments and related supplies. Such operations of the Company commenced in 1982 and continued through December, 1991 at which time the operations were sold. On June 4, 1992, the Company changed its name to Logos International, Inc. During 1992 and 1993, new operations including those relating to art, printing, automotive, computers and consulting were carried on through subsidiaries. During 1993 all active operations were terminated. By the end of 1994 all of those subsidiaries were disposed of. The Company changed its name to OMAP Holdings Incorporated on October 23, 1995. During 1995, the Company acquired OII, OSA and Kohl. The Company is currently engaged (through its subsidiaries) in investment activities relating to the acquisition and production of technology and the development of paper collators and other related industrial items.

             On November 7, 1995, the Company purchased OII by issuing 13,014,144 shares of Common Stock in exchange for 100% of the issued and outstanding stock of OII. Prior to the acquisition, OMAP S.A. was a wholly-owned subsidiary of OMAP International, Inc. The purchase of OII resulted in the creation of goodwill of $80,540.

             OMAP International, Inc. was incorporated under the laws of the State of Nevada on August 30, 1995 for the purpose of acquiring existing technology and patents relating to the development of paper collators.

             OMAP S.A. was incorporated on November 23, 1993 under the laws of Belgium for the purpose of developing technology relating to the construction of paper collators. OSA had substantially ceased operations at the time of its acquisition by OII.

             On December 15, 1995, the Company purchased R. Kohl for $3,000,000. This $3,000,000 was paid by issuing 571,429 restricted shares of the Company's Common Stock which was valued at $3.50 per share at the time of issuance and by paying $1,000,000 in cash. The acquisition resulted in the land and building being revalued to their fair market value of $2,018,036. The purchase of Kohl resulted in the creation of goodwill of $517,138.

             Establissements R. Kohl was incorporated under the laws of France on March 25, 1935. Kohl is in the business of manufacturing and selling light fixtures, heaters and other products. In December 1995, Kohl began the production and sales of patented paper collators. The assets of Kohl at December 31, 1995 were $4,609,593.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

             b.  Accounting Method

             The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

             c.  Cash and Cash Equivalents

             Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

             d.  Net Income (Loss) Per Share

             The computations of net income (loss) per share of Common Stock are based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

             e. Principles of Consolidation

             The December 31, 1995 consolidated financial statements include those of OMAP Holdings Incorporated and its wholly-owned subsidiaries, OMAP International, Inc., OMAP S.A., and Establissements R. Kohl. The consolidated statements of operations, stockholders equity (deficit) and cash flows for 1994 include the activities of the following subsidiaries which were disposed of in 1994: Eagle Gate Art and Frame Galleries, Inc., Associated Trades Printing and Publishing, Inc., Universal Auto Care Clinic Corp., Tony's Automotive Towing and Recovery, Inc., Corporate Staffing Solutions, Inc., Oxford House, Inc., Aaccurate Custom Automotive Body and Paint, Inc., and Associated Trades, Inc. All significant intercompany accounts and transactions have been eliminated.

             Assets and liabilities of foreign operations are translated into U.S. dollars at current, weighted-average and historical rates of exchange. Gains or losses on such translations are reflected as currency translation adjustments in stockholders' equity. Income and expense accounts are translated into U.S. dollars at weighted-average rates of exchange.

             f.  Inventories

             Inventory supplies are stated at the lower of cost (computed on weighted average basis) or market. The gross value of the inventory includes the buying cost and the incidental expenses such as the transportation costs of the buying department. The valuation allowance of $444,931 for the inventory represents 100% of the unsalable products (see Note 2).

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

             g.  Property and equipment

             Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

             Machinery and equipment                       5 to 7 years
             Furniture and fixtures                        5 to 7 years
             Building                                      31 years

             h.  Accounts Receivable

             Accounts receivable are recorded net of the allowance for doubtful accounts of $53,000 as of December 31, 1995.

             i. Goodwill

             Goodwill consists of the excess of the purchase price over the fair value of net assets of purchased subsidiaries and is amortized on the straight-line method over a 5-year period.

             The Company periodically reviews goodwill for impairment by comparing undiscounted projected income over the remaining amortization period for each acquired subsidiary to the unamortized balance of goodwill for each subsidiary. No impairments have been recorded.

             j.  Revenue Recognition

             Revenue is recognized upon shipment of goods to the customer.

             k.  Recently Issued Accounting Standards

             In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

             k.  Recently Issued Accounting Standards (Continued)

             In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" . This new standard is effective for fiscal years beginning after December 15, 1995. The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

             l. Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             m. Concentrations of Risk

             Foreign Currency Translation

             Since Kohl is a French company whose financial statements must be translated into U.S. Dollars to conform with the requirements of the Securities and Exchange Commission, major changes in the currency exchange rate between French Francs and U.S. Dollars may have a significant impact on operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next 12 months, no such assurances can be given.

             Accounts Receivable

             Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

             Customers

             The Company, through Kohl, continues to manufacture the electric heaters and related lighting equipment that were the focal points of its business prior to acquisition by the Company. The heaters are portable devices that are sold as finished products. They are sold exclusively to APPLIMO SA, a French corporation, pursuant to an exclusive marketing agreement entered into by and between Kohl and APPLIMO SA. The lighting equipment consists of both finished products and parts used by general contractors to produce lighting fixtures.

             Suppliers

             The Company, through Kohl, continues to purchase raw materials from various suppliers. The Company does not believe that it is subject to any unusual risks beyond the normal risks attendant to operating its business.

             Cash

             Kohl had $581,562 of cash at December 31, 1995 in various French Banks which are not subject to FDIC regulations.

NOTE 2 -     INVENTORIES

             Inventories at December 31, 1995 consisted of the following:

             Raw materials                                     $       1,018,521
             Work-in-process                                               4,529
             Finished goods                                              147,373
                                                               -----------------

             Total                                                     1,170,423

             Less valuation allowance                                  (444,931)

             Inventories - net                                 $         725,492
                                                               =================

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES

              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 3 - PROPERTY AND EQUIPMENT

             Property and equipment at December 31, 1995 consisted of the following:

                  Land                                         $         567,604
                  Buildings                                            1,754,074
                  Tools                                                1,500,514
                  Furniture and fixtures                                 181,327
                                                               -----------------

                  Total                                                4,003,519
                  Less accumulated depreciation                      (1,764,565)

                  Property and equipment - net                 $       2,238,954
                                                               =================

             The purchase of Kohl as described in Note 1 occurred on December 15, 1995 therefore no depreciation is reflected in the financial statements for the year ended December 31, 1995.

NOTE 4 -     PATENTS AND RELATED TECHNOLOGY

             Patents and related technology at December 31, 1995 consisted of the following:

                  Patents and related technology               $       2,200,000
                  Less accumulated amortization                         (29,167)
                                                                        --------

             Patents and related technology - net              $       2,170,833
                                                               =================

             The patents and related technology are amortized over their useful lives of 10 to 14 years. Amortization expense for the year ended December 31, 1995 was $4,168.

NOTE 5 -     NOTES PAYABLE - RELATED-PARTIES

             Notes payable to related-parties at December 31, 1995 consisted of the following:

             Note payable to previous  owners of Kohl,
             unsecured,  non-interest
             bearing, due upon demand.
             Repaid March 1996.  ..............................$   500,000


             Note  payable to  shareholder/consultant,
             unsecured,  non-interest
             bearing, due upon demand.....................          26,861


             Note payable to shareholder, unsecured,
             non-interest bearing,
             due upon demand. ..................................... 15,948

                  Total related-party notes payable             $  542,809
                                                                = ========

             Related parties have performed consulting services for the Company during 1995 in the amount of $409,000. Based on the short-term nature of the above notes payable, their book values are considered to approximate their fair values.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES

              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 6 -     GOING CONCERN

             The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $5,004,383 at December 31, 1995 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional selling avenues through the development and sales of its patented paper collators and to rely upon additional equity financing if required to sustain operations.

NOTE 7 -     COMMON STOCK ISSUED FOR PATENTS AND RELATED TECHNOLOGY

             On September 29, 1995, OMAP International, Inc. acquired the patent to a paper collator by issuing 400,000 shares of the Company's restricted common stock at $3.00 per share.

             On December 15, 1995, the Company acquired the rights to technology for a paper collator by issuing 333,334 shares of restricted common stock at $3.00 per share.

NOTE 8 -     PROFORMA COMBINED STATEMENTS OF OPERATIONS

             The historical information contained herein has been combined on a proforma basis. The purchase of Kohl as described in Note 1 was effective December 15, 1995. The purchase has been presented as though it was effective January 1, 1995 and 1994. All significant accounting policies for Kohl are the same as the Company's as defined in Note 1.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 8 -     PROFORMA COMBINED STATEMENTS OF OPERATIONS (Continued)

             No significant expenses or revenues were generated by OII after November 7, 1995. Since OII was incorporated in 1995 and had no significant operations in 1995, no proforma statements have been provided for OII.

                                    For the Year Ended December 31, 1995
                           OMAP                         Proforma
                         Holdings         R. Kohl       Combined
                                        (Unaudited)    (Unaudited)
NET SALES ............. $       --      $ 6,156,259    $ 6,156,259
COST OF SALES .........         --      (4,542,321)    (4,542,321)
                         -----------    -----------    -----------
GROSS MARGIN ..........         --        1,613,938      1,613,938
EXPENSES ..............    (657,592)    (2,589,297)    (3,246,889)
                         -----------    -----------    -----------
LOSS FROM OPERATIONS ..    (657,592)      (975,359)    (1,632,951)
OTHER INCOME(EXPENSE)         5,084        (51,330)       (46,246)
                         -----------    -----------    -----------

NET LOSS .............. $  (652,508)   $(1,026,689)   $(1,679,197)
                         ===========    ===========    ===========

NET LOSS PER SHARE ....                               $     (0.40)
                                                       ===========


                                             For the Year Ended December 31, 1994
                                              OMAP                           Proforma
                                             Holdings          R. Kohl       Combined
                                                             (Unaudited)   (Unaudited)

NET SALES ...............................   $      --      $ 6,111,166    $ 6,111,166
COST OF SALES ...........................          --       (4,261,583)   (4,261,583)
                                            -----------    -----------    -----------
GROSS MARGIN ............................          --        1,849,583      1,849,583
EXPENSES ................................      (151,429)    (2,359,748)    (2,511,177)
                                            -----------    -----------    -----------
LOSS FROM OPERATIONS ....................      (151,429)      (510,165)      (661,594)
OTHER  INCOME (EXPENSE) .................       176,052       (175,870)           182
                                            -----------    -----------    -----------
NET INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS ................        24,623       (686,035)      (661,412)
INCOME FROM DISPOSITION
 OF SUBSIDIARIES ........................     1,503,072           --        1,503,072
                                            -----------    -----------    -----------

NET INCOME (LOSS) .......................   $ 1,527,695    $  (686,035)   $   841,660
                                            ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE
  Operating Income ......................                                 $     (0.67)
  Income from disposition of subsidiaries                                        1.26
                                                                          -----------

     Total Net Income (Loss) Per share ..                                 $      0.59
                                                           ===========    ===========

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 9 -       INVESTMENT SECURITIES

             Investment securities at December 31, 1995 consisted of the following restricted shares of public companies:

                                                   Number of         Extended
                  Name of Company                   Shares            Cost

             Bria Communications Corporation       660,693        $  204,815
             Eurotronics Holdings, Inc.            677,149           121,887
             Tianrong Building Material
             Holdings LTD, Inc.                    319,149           100,000
                                              ---------------   ---------------

                               Total             1,656,991   $       426,702
                                               ===============   ===============

               Cash and restricted shares of the Company's common stock were exchanged for the above restricted shares. Three of the Company's officers, directors, and shareholders are also officers, directors, and shareholders of the three public companies noted above.

               Based on a review of the above public companies and the fact that the restricted shares were acquired during December 1995, the book values of the above investment securities are considered to approximate their fair values.

NOTE 10 -      INCOME TAXES

               The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (FAS 109), which requires use of the asset and liability method for calculating deferred income taxes.

               For federal income tax purposes, the Company has net operating loss carryforwards of approximately $4,370,000 and net capital loss carryforwards of approximately $2,890,000 at December 31, 1995. The net operating loss carryforwards will expire between the years 2007 and 2010. The net capital loss carryforwards will expire between the years 1997 and 1999. Use of these loss carryforwards may be limited due to changes in ownership and changes in the type of business operations.

               Due to a history of losses, the Company's deferred tax asset has been reserved 100%, thus resulting in a net deferred tax asset of zero at December 31, 1995.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 11 -      SIGNIFICANT EVENTS AND RELATED PARTY TRANSACTIONS

               During 1994, the Company entered into several arrangements in an effort to dispose of unprofitable subsidiaries and decrease long-term debt. Some of these agreements involved the Canton Industrial Corporation (CIC), and its subsidiary Canton Financial Services (CFS), both of whom have served as financial consultants to the Company. The Company's former president and director during 1994 and part of 1995, was also president and director of CIC.

               The Company entered into a Debt Settlement Agreement, effective September 22, 1994, pursuant to which the Company transferred ownership of certain office equipment, investment securities, paintings and restricted shares of the Company's Common Stock to CIC as payment for $186,464 owed to CIC by the Company.

               On September 26, 1994, the Company entered into an Assumption of Promissory Notes Agreement with CFS. Under the terms of the agreement, the Company transferred ownership of investment securities to CFS as consideration for the assumption by CFS of two promissory notes executed by the Company with Barbara Winkler and Larry Henin as holders.

               On September 27, 1994, the Company entered into a Debt Settlement Agreement with A-Z Professional Consultants, Inc. (AZ) pursuant to which the Company transferred 30,000 shares of CIC stock (which the Company then owned) to AZ as payment of $10,312 toward the debt owed to AZ by the Company. The Company's former president was also president and director of AZ.

               The Company entered into an Acquisition Agreement dated September 29, 1994 with Panorama Investment Company (PIC) whereby PIC acquired all shares and assets of the Company's subsidiary Aaccurate Custom Automotive Body & Paint, Inc. for ten dollars and other consideration. The Company's former president was also PIC's president.

               On September 30, 1994, the Company entered an Acquisition Agreement with PIC pursuant to which PIC acquired 100% of the shares and assets of the Company's subsidiaries Associated Trades, Inc., Associated Trades Printing and Publishing, Inc., AutoTow, Inc. (a.k.a. Tony's Automotive Towing & Recovery, Inc.), Eagle Gate Art and Frame Galleries, Inc., GLI Industries, Inc., Oxford House, Inc. and Universal Auto Care Clinic Corp. for a purchase price of ten dollars and other consideration.

               On September 29, 1994, the Company and its subsidiary Corporate Staffing Solutions, Inc. (CSS) entered an Acquisition Agreement with CIC pursuant to which CIC acquired 100% of the shares of CSS from the Company for a purchase price of ten dollars and other consideration.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 11 -      SIGNIFICANT EVENTS AND RELATED PARTY TRANSACTIONS (Continued)

               On September 29, 1994, the Company and its subsidiary American Autocomputers, Inc. (AAI) entered an Acquisition Agreement with CIC pursuant to which CIC acquired 100% of the shares of AAI from the Company for a purchase price of ten dollars and other consideration.

NOTE 12 -      CONTINGENT LIABILITIES

               The Company may be liable for certain payroll and other taxes relating to the disposition of its subsidiaries. The estimated amount could be as much as $114,000 if the Company is forced to pay the obligations of the subsidiaries which were disposed of in 1994.

               In 1995,  the  Company  acquired  OMAP  S.A.  which  the  Company believes had substantially ceased operations at the time of acquisition. In February 1996, OMAP S.A. filed for bankruptcy. Management believes that there are no claims from creditors which are pending or threatened against OMAP S.A.; however, no assurance can be made until the local Belgium authorities release the Company from all claims.

NOTE 13 -      SUBSEQUENT EVENTS

               As of September 4, 1996, the president of the Company is engaged in negotiations to rescind the agreement of acquisition of OSA by OII. Rescission of this agreement would result in cancellation of 7,500,000 shares of common stock of which 6,500,000 are held by a major shareholder and 1,000,000 shares are held by the president of the Company and affiliated companies. No final determination of the outcome of these negotiations can be made at this time.

               On January 9, 1996, the Company entered into a one-year Offshore Consulting and Securities Subscription Agreement with various foreign consultants (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the consultants are to introduce the Company to foreign inventors, who can provide the Company with needed working capital. In exchange for the services rendered, the consultants will receive restricted shares of the Company's common stock.

               Between January and April 1996, the consultants assisted the Company in locating ten foreign investors. These investors collectively purchased 5,500,000 shares of the Company's common stock issued pursuant to Regulation S of the Securities Act of 1933 for $660,000. On March 12, 1996, pursuant to the Consulting Agreement, the Company authorized the issuance of 112,000 restricted shares of its common stock to the consultants for services provided. The restricted shares are valued at $189,000 based on 50% of the average bid and ask prices on March 12, 1996.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 13 -      SUBSEQUENT EVENTS (Continued)

               Since 1994, Canton Financial Services Corp. ("CFS") has provided the Company with various business consulting services, including assistance in raising capital, finding new business opportunities, and preparing agreements, documents, and filings required by the Securities and Exchange Commission. On April 1, 1996, the Company renewed its Consulting Agreement with CFS. According to the Consulting Agreement, the Company pays CFS a monthly fee of the greater of $20,000 or the actual fee for services rendered by CFS's professional staff based on a predetermined hourly rate. The Company has the option of paying the consulting fee either in cash or through the issuance of restricted shares of its Common Stock. For purposes of the Consulting Agreement, restricted shares of the Company's Common stock are valued at the lower of : (a) one half the closing bid price of the Company's free trading common stock on the last day of the month in which services were provided, or (b) one half the closing bid price of the Company's free trading common stock on the day when the shares are actually issued.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 30, 1995, the Company received a notice of resignation from its independent auditor Smith & Company. The Company filed a Form 8-K on January 5, 1996 to disclose this occurrence. There were no disagreements between the Company and its auditor regarding accounting principles, financial statement disclosure, or auditing scope either before or at the time of resignation. Smith & Company resigned because, as a small accounting firm, it would have difficulty auditing the Company's newly acquired foreign operations.

         Smith & Company's reports on the financial statements for 1994 contained neither an adverse opinion nor a disclaimer of opinion. The reports were also unmodified as to uncertainty, audit scope, and accounting principles. However, the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1994 included a single sentence expressing Smith & Company's doubt as the Company's ability to continue as a going concern. This doubt was based on the Company's losses from operations and its need for working capital.

         On May 17, 1996, the Company retained Jones, Jensen & Company to audit the Company's financial statements for the fiscal year ended December 31, 1995. There were no consultations between the Company and the new auditor concerning the application of accounting principles, disagreements with the former auditor, or any of the other items specified in Item 304(a)(2) of Regulation S-B under the Securities Exchange Act of 1934.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Name                   Age               Position(s) and Office(s)

         James Tilton           35            President, Chief Executive Officer
                                              Treasurer, Director

         Aster De Schrijver     53            Chairman of the Board, Director

         Jane Zheng             33            Secretary, Director

         James Tilton was appointed the Company's president, chief executive officer, treasurer and one of its directors on October 23, 1995. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng, in partnership with the Metallic Building Company ("MBC"), a subsidiary of NCI Building Systems, to market its pre-engineered building materials in the People's Republic of China ("PRC") since 1992. For the last five years and again with Jane Zheng, he has assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in PRC for its chemical products. Mr. Tilton is also a director of Tianrong Building Material Holdings, Ltd., a Utah corporation.

         Aster De Schrijver was appointed chairman of the board and a director of the Company on October 23, 1995. Mr. De Schrijver is a plastics engineer with an MBA degree from the University of Antwerp, Belgium. He has over 15 years of experience in polyurethane foams and worked in the development and technical services departments at Shell and ICI Europe. He founded a polyurethane foam company, PCO A.G. Switzerland, in 1976 and went on to represent Belgium on a plastic technology exchange mission to China in 1982. Mr. De Schrijver is also a director of Tianrong Building Material Holdings, Ltd., a Utah corporation. He is the majority shareholder and president of ADS Group, Inc., an Isle of Man corporation which owns a majority of the Company's Common Stock. For more information on ADS Group, see "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

         Jane Zheng was appointed as secretary and a director of the Company on October 23, 1995. Ms. Zheng has extensive business and marketing experience in the Far East and has worked with her husband, James Tilton, in partnership with the Metallic Building Company ("MBC"), a subsidiary of NCI Building Systems, to market its pre-engineered building materials in the PRC since 1992. For the last five years and again with James Tilton, Ms. Zheng has assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in China for its chemical products. She received her engineering degree from Shanghai University, in Shanghai, China. Ms. Zheng also has an MBA degree in Finance from Adelphi University, New York, and serves as a director of Tianrong Building Material Holdings, Ltd., a Utah corporation.

Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 1995, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year other than those listed below.

         On October 23, 1995, Aster De Schrijver indirectly acquired 10,253,351 shares of Common Stock when ADS Group, Ltd., an entity controlled by Mr. De Schrijver, acquired these shares. On the same day, Mr. De Schrijver was appointed as a director of the Company. As a director, Mr. De Schrijver was required to file a Form 3 disclosing ownership of these shares within 10 days of this appointment. As the holder of more than 10% of the Company's Commmon Stock, ADS Group was also required to file both Form 3 and a Schedule 13D within 10 days. Neither De Schrijver nor ADS has filed the aforementioned documents as of the date of this filing, but both entities are now in the process of preparing these documents.

         On October 23, 1995, James Tilton indirectly acquired 630,989 shares of Common Stock when ATJ, Inc., a Delaware corporation under the control of Mr. Tilton, acquired these shares. On the same day, Mr. Tilton was appointed as the Company's president, chief executive officer, treasurer and director. As an officer and director of the Company, Mr. Tilton was required to file a Form 3 disclosing ownership of these shares within 10 days of this appointment. Mr. Tilton has not filed a Form 3 as of the date of this filing, but is now in the process of preparing this document.

         On October 23, 1995, Jane Zheng, the Company issued 1,577,472 shares of Common Stock to Jane Zheng and an additional 552,115 shares to ZJ, Inc., a Delaware corporation owned and controlled by Ms. Zheng. On the same day, Ms. Zheng was appointed as the Company's secretary and director. As an officer and director of the Company, Ms. Zheng was required to file a Form 3 within 10 days of this transaction. Ms. Zheng was also required to file a Schedule 13D since the amount of Common Stock issued to Ms. Zheng exceeded 5% of the total then outstanding. Ms. Zheng has not filed thses documents as of the date of this filing, but is now in the process of preparing this document.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer earned or received annual compensation exceeding $100,000.


                                                                      SUMMARY COMPENSATION TABLE

                                                       Annual Compensation Awards              Long Term Compensation

Name and Principal Position               Year       Salary($)    Bonus($)   Other    Restricted         Options/     LTIP    Other
                                                                            Annual     Stock             SARs(#)    Payout
                                                                            Comp.      Awards
- ------------------------------------------------------------------------------------------------------------------------------------
James Tilton ....................        1995        60,000        -0-        -0-        -0-               -0-        -0-        -0-
President and Chief
Executive Officer

Richard Surber; .................        1995                                 -0-        -0-               -0-        -0-        -0-
President and Chief .............        1994           -0-        -0-        -0-        -0-               -0-        -0-        -0-
Executive Officer ...............        1993        11,670        -0-        -0-        5,000 shrs        -0-        -0-        -0-


     There are no standard arrangements pursuant to which the Company's directors are compensated for services provided as directors. However, Aster De Schrijver, the Company's chairman of the board of directors, receives an annual fee for his services as both a director and the chairman of the board. This compensation is paid pursuant to a October 23, 1995 Consulting Agreement. Under the terms of the Consulting Agreement, Mr. De Schrijver receives an annual fee of $70,000 for his services as chairman of the board of directors and an additional $10,000 annual fee for his services as a director. The term of the Consulting Agreement is one year. None of the Company's other directors receive compensation for services performed as directors.

     The Company has an Employment Agreement, effective October 23, 1995, with James Tilton, its president and chief executive officer. Pursuant to the Agreement, Mr. Tilton received an annual salary of $60,000, subject to periodic review by the board of directors. The Company also pays the health insurance premiums of Mr. Tilton and his dependents. The Agreement is for a term of one year, and is automatically renewed at the expiration of that terms unless canceled in writing at least 30 days prior to the end of the term. The Company and Mr. Tilton may mutually agree to cancel the Employment Agreement at any time.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information concerning the stock ownership as of September 13, 1996 with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures):


                                 Name and Address               Amount and Nature of      Percentage of
       Title of Class            Beneficial Owner               Beneficial Ownership           Class
     Common Stock Par Value        ADS Group,Ltd.                      10,253,568              42.9%
               0.001          18 St. Georges Street
                              Douglas, Isle of Man  IM11PC(2)

     Common Stock Par Value      Aster De Schrijver                    10,253,568(3)           42.9%
              0.001            18 St. Georges Street
                               Douglas, Isle of Man

     Common Stock Par Value        Jane Zheng                           2,760,576(4)           11.6%
             0.001             82-66 Austin Street
                              Kew Gardens, NY 11415

     Common Stock Par Value       James Tilton                          2,760,576(5)           11.6%
              0.001           82-66 Austin Street
                              Kew Gardens, NY 11415

     Common Stock Par Value    Directors and Officers as a Group       13,014,144              54.5%
             0.001

         None of the directors and executive officers listed above has the right to acquire any additional shares whether by options, warrants or otherwise.

Changes in Control

         The Company underwent a change of control on October 23, 1995. On that date, Richard Surber, then the Company's president, secretary, and director, and Dr. Gerald Curtis, another director, appointed Aster De Schrijver, James Tilton, and Jane Zheng as additional Company directors. Mr. Surber and Dr. Curtis then resigned from their respective positions. The remaining directors appointed Aster De Schrijver as chairman of the board, James Tilton as chief executive officer, president, and treasurer, and Jane Zheng as secretary. Neither Mr. Surber nor Dr. Curtis had any disagreements with the Company at the time of their respective resignations. This change of control in the Company's management coincided with a change in the ownership of the Company's capital stock. The appointment of new directors was ratified by a majority of the Company's outstanding shares. For more information on the Stock Exchange
Agreement which led to the change in control, see "Item 1 Description of Business."

         The Company knows of no arrangements which may result in a further change of control in the Company.

_________________________________

     (2)ADS Group, Ltd. is an Isle of Man corporation owned and controlled by Mr. Deschrijver and members of his family. Mr. Deschrijver is the president, chief executive officer and director of ADS Group.

     (3)ADS, Ltd. is the record holder of these 10,253,568 shares. Since Mr. Deschrijver is an officer, director and control person of ADS Group, he is deemed to share in the voting and investment power of these shares.

     (4)Ms. Zheng is the record holder of 1,577,472 of these shares. Additionally, 552,115 shares are held by ZJ, Inc. a Deleware corporation, of which Ms. Zheng is the sole officer, director and shareholder. An additional
630,989 shares of Common Stock are owned by James Tilton, the husband of Ms Zheng. Ms. Zheng disclaims beneficial ownership of these latter 630,989 shares.

     (5)ATJ, Inc., a Delaware corporation of which Mr. Tilton is the controlling shareholder and director, is the beneficial owner of 630,989 shares of Common Stock. An additional 2,129,587 shares are beneficially owned by Jane Zheng, the wife of Mr. Tilton. Mr. Tilton disclaims beneficial ownership of these latter 2,129,587 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Transactions Involving the Company and Richard Surber.

         During the 1994 fiscal year, the Company entered into several arrangements in an effort to dispose of unprofitable subsidiaries and decrease long-term debt. Some of these agreements involved the Canton Industrial Corporation, n/k/a CyberAmerica Corporation ("CIC"), and its subsidiary Canton Financial Services Corporation ("CFS"), both of whom have served as financial consultants to the Company throughout the last two fiscal years. Richard Surber, who was the Company's President and Director during 1994 and 1995, is also president and director of CIC. Therefore, the following agreements entered by and between the Company, CIC, and CFS may not be considered arm's length transactions.

         Effective September 22, 1994, the Company entered into a Debt Settlement Agreement pursuant to which it transferred ownership of certain office equipment, 10,000 shares of Applied Technology, Inc., 11 original Sky Jones paintings and 40,363 restricted Common Stock to CIC as payment for a $186,382 debt owed by the Company.

         On September 26, 1994, the Company entered into an Assumption of Promissory Notes agreement with CFS. Under the terms of the Agreement, the Company transferred 100,000 Class B common shares of Transcisco Industries, Inc. and 40,000 shares of Profiteer Financial Corporation to CFS. The Company also conveyed 600,000 shares of Basic Natural Resources, Inc., 325,214 shares of Air Vegas, Inc., 1,000,000 shares of Hull Enterprises, Inc., and 500 shares of Applied Technology, Inc. to CFS. As consideration, CFS assumed two promissory notes, totaling $100,000, which had been executed by the Company in favor of Barbara Winkler and Larry Henin in 1993.

         The Company transferred all outstanding shares of two subsidiaries, Corporate Staffing Solutions, Inc. and American Autocomputers, Inc. to CIC in exchange for consulting services rendered. The transfers were executed through two Acquisition Agreements dated September 29, 1994. In a separate transaction consummated the same day, the Company transferred, assigned, and conveyed to CIC all the Company's claims and interest arising from a law suit it previously filed against OxyTrust I.U., Ltd., a British Virgin Island company, and several named individuals. Pursuant to the assignment, CIC was substituted in place of the Company as plaintiff in the action and CIC assumed any and all liability potentially arising from a counterclaim.

         Effective October 23, 1995, the Company executed a Stock Exchange Agreement pursuant to which it acquired all outstanding shares of OMAP International Incorporated, a Nevada corporation ("OII"). The Company had discovered OII with the assistance of CIC and CFS. As consideration for services rendered in connection with this acquisition and as a finder's fee for introducing the Company to OII, the Company later issued CIC 88,546 restricted shares of its Common Stock to CIC. Richard Surber was the Company's president and director until October 23, 1995, which was also the effective date of the Stock Exchange Agreement. On November 7, 1995, the Company's new board of directors, all of whom were disinterested in the transaction, approved the issuance of Common Stock to CIC. The shares of Common Stock issued to CIC were valued at $9,740, as determined by calculating 50% of the average bid and ask prices on the date of issuance.

         During the past two fiscal years, Mr. Surber has also served as the president and sole director of A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"). On September 27, 1994, the Company entered into a Debt Settlement Agreement with A-Z pursuant to which the Company transferred 30,000 shares of common stock in CIC (which the Company then owned) to A-Z in full payment of a $10,312 debt the Company owed to A-Z. This debt had accrued as the result of consulting services that A-Z had performed for the Company. Since Mr. Surber was an officer and director of both parties to the agreement, he may be deemed to have an indirect material interest in the transaction.

         A-Z also served as a consultant to the Company with regard to the acquisition of OII. As consideration for services rendered in connection with this acquisition and as a finder's fee for introducing the Company to OII, the Company later issued 377,730 restricted shares of Common Stock to A-Z and its designees. Richard Surber was the Company's president and director until October 23, 1995, the effective date of the Stock Exchange Agreement. On November 7, 1995, the Company's new board of directors approved the issuance of Common Stock to A-Z. The shares of Common Stock issued to A-Z and its designees were valued at $41,550, as determined by calculating 50% of the average bid and ask prices on the date of issuance.

         Additionally, Surber was president and director of Panorama International Corporation ("PIC"), a third company that transacted business with the Company during 1994. Through an Acquisition Agreement dated September 29, 1994, the Company transferred all common shares of the Company's subsidiary Aaccurate Custom Automotive, Body & Paint, Inc. to PIC. Pursuant to a second Acquisition Agreement, dated September 30, 1994, the Company conveyed to PIC all outstanding shares of the following subsidiaries then owned by the Company:
Associated Trades, Inc., Associate Trades Printing and Publishing, Inc., Autotow, Inc., Eagle Gate Art and Frame Galleries, Inc., G.I. Industries, Inc., Oxford House Inc., and Universal Auto Care Clinic Corporation. Because of Surber's status as president and director of PIC, these Agreements may also be considered interested transactions.

     Transactions Involving the Company and Aster De Schrijver, James Tilton, and Jane Zheng.

         On December 20, 1995, the Company entered into separate Stock Exchange Agreements with BRIA Communications Corporation, Tianrong Building Material
Holdings, Inc. ("TBMH") and Eurotronics Holdings, Inc. Pursuant to these Agreements the Company acquired $300,000 of restricted common stock from each company. In return, the Company issued each public entity $300,000 worth of Common Stock. The terms of these agreements are set forth in "Item 1 - Description of Business." James Tilton, Aster De Schrijver, and Jane Zheng were the Company's officers and directors when these transactions occurred. At the same time, Tilton, De Schrijver, and Zheng also served as officers and directors of BRIA, TBMH, and Eurotronics. Accordingly, these Stock Exchange Agreements may not have been negotiated at arm's length.

         In its financial statements, the Company has booked the value of the BRIA common stock at $114,814, the value of the TBMH common stock at $100,000, and the value of the Eurotronics common stock at $101,886. The adjustment to the value of these investment securities accounts for the fact that all shares acquired by the Company through the three Stock Exchange Agreements were restricted pursuant to Rule 144 under the Securities Act of 1933.

         Subsequent to the Stock Exchange Agreements, the Company acquired additional shares of common stock in BRIA and Eurotronics through cash transactions. On December 31, 1995, the Company acquired 290,323 shares of BRIA's common stock in exchange for $90,000, or $0.31 per share. On the same day, the Company acquired 111,111 shares of Eurotronic's common stock in exchange for $20,000, or $0.18 per share. The shares acquired through these cash transactions were also restricted pursuant to Rule 144.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 21 of this Form 10-KSB, which is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending June 30, 1995. Subsequent to year end, the Company has filed two Current Reports on Form 8-K. On January 4, 1996, the Company filed a Form 8-K disclosing the resignation of its independent auditor, Smith & Company. On April 22, 1996, the Company filed a Form 8-K disclosing three acquisitions of assets made by the Company, as well as the change of control in the Company which occurred on October 23, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24TH day of September 1996.

         OMAP Holdings Incorporated

         /s/ James Tilton
           James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                        Date
/s/ James Tilton          President, Chief Executive Officer  September 24, 1996
- ---------------------          Treasurer and Director
  James Tilton

/s/ Jane Zheng                  Secretary and Director        September 24, 1996
- ----------------------
 Jane Zheng

- -------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
- --------------------------------------------------------------------------------
EXHIBIT NO.    PAGE NUMBER                    DESCRIPTION

                    25 The Company's Articles of Incorporation, as restated to reflect the October 30 1995 Certificate of
                         Articles of Amendment to the Company's Articles of Incorporation.


3(ii)               28   Certificate  of Articles of Amendment to the  Company's
                         Articles  of  Incorporation,   28  attached  hereto  as
                         Exhibit 3(ii).


3(iii)

                    *    The  Company's   Bylaws,   filed  as  Exhibit  3(b)  to
                         Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.


4(i)

                    * Form of certificate evidencing shares of Common Stock, filed as Exhibit 4 to * Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                               MATERIAL CONTRACTS

10(i)(a)

                    * Purchase Agreement between the Company, Aaccurate Custom Automotive Body & Paint and Tony's Towing & Recovery, dated July 28, 1992, filed as Exhibit 2(d) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.


1                   *    Purchase  Agreement  between the Company and Transcisco
                         Industries,  Inc.,  dated  April 1,  1993,  filed as an
                         Exhibit to Registrant's  Form 10-KSB for the year ended
                         December 31, 1992.


10(i)(c)

                    ** Exchange Agreement between the Company and The Canton Industrial Corporation, dated June 18, 1993, filed as
                         Exhibit 10(i)(p) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.


10(i)(d)            **   $100,000  Promissory  Note issued by TAC, Inc. in favor
                         of Nona Morelli's II, Inc., dated August 16, 1993, filed as Exhibit 10(i)(tt) to Registrant's Annual
                         Report  for the fiscal year ended  December 31, 1993.


10(i)(e)             **  Exchange   Agreement   between  the  Company  and  Nona
                         Morrelli's II, Inc., dated September 29, 1993, filed as
                         Exhibit  10(i)(rr) to Registrant's  Annual Report on
                         Form 10-KSB for the fiscal year ended December 31, 1993.


10(i)(f)            **   Promissory  Note and Stock Purchase  Agreement  between
                         the Company and The Canton Industrial Corporation, dated September 30, 1993, filed as Exhibit 10(i)(qq) to
                         Registrant's Annual Report on Form 10-KSB for fiscal year ended December 31, 1993.


10(i)(g)            **   Agreement between the Company and The Canton Industrial
                         Corporation,  dated December 30, 1993, filed as Exhibit
                         10(i)(vv)  to  Registrant's  Annual  Report  on  Form
                         10-KSB for the fiscal  year ended  December  31,  1993.


10(i)(h)            **   Release and Transfer  Agreement between the Company and
                         The Canton Industrial  Corporation,  dated December 30,
                         1993,  filed as Exhibit  10(i)(vv) to  Registrant's
                         Annual  Report  on  Form  10-KSB  for  the  year  ended
                         December 31, 1993.


10(i)(i)            ***  Consulting  Agreement  between  the  Company and Direct
                         Affect, Ltd. (U.K.),  dated September 1, 1994, filed as
                         Exhibit  10(i)(o) to Registrant's  Quarterly  Report on
                         Form 10-QSB for the period ended September 30, 1994.


10(i)(j)            ***  Consulting  Agreement  between  the  Company  and World
                         Financial Securities, Ltd., dated September 1, 1994, filed as Exhibit 10(i)(n) to Registrant's Quarterly ***
                         Report on Form  10-QSB for the period  ended  September
                         30, 1994.


10(i)(k)            ***  Debt Settlement  Agreement  between the Company and The
                         Canton  Industrial  Corporation,  dated  September  22,
                         1994,  filed as Exhibit  10(i)(f) to  Registrant's
                         Quarterly  Report on Form  10-QSB for the period  ended
                         September 30, 1994.


10(i)(l)            ***  Assumption of Promissory  Notes between the Company and
                         The Canton Industrial Corporation,  dated September 26,
                         1994,  filed as Exhibit  10(i)(e) to  Registrant's
                         Quarterly  Report on Form  10-QSB for the period  ended
                         September 30, 1994.


10(i)(m)            ***  Debt Settlement  Agreement  between the Company and A-Z
                         Professional  Consultants,  Inc.,  dated  September 27,
                         1994,  filed as Exhibit  10(i)(g) to  Registrant's
                         Quarterly  Report on Form  10-QSB for the period  ended
                         September 30, 1994.


10(i)(n)            ***  Acquisition  Agreement  between the Company,  Aaccurate
                         Custom  Automotive  Body &  Paint,  Inc.  and  Panorama
                         International Corp., dated September 29, 1994, filed as
                         Exhibit 10(i)(a) to Registrant's Quarterly Report on Form 10-QSB for the period ended September
                         30, 1994.


10(i)(o)            ***  Acquisition  Agreement between the Company,  The Canton
                         Industrial  Corporation  and  American   Autocomputers,
                         Inc.,  dated  September  29,  1994,  filed  as  Exhibit
                         10(i)(b) to Registrant's  Quarterly  Report on Form
                         10-QSB for the period  ended  September  30, 1994.


10(i)(p)            ***  Acquisition  Agreement  between the Company,  Corporate
                         Staffing    Solutions   and   The   Canton   Industrial
                         Corporation, dated September 29, 1994, filed as Exhibit
                         10(i)(c)  to Registrant's  Quarterly  Report on Form
                         10-QSB for the period  ended  September  30, 1994.


10(i)(q)            ***  Acquisition Agreement between the Company and Aaccurate
                         Custom  Automotive Body & Paint,  Inc., dated September
                         30, 1994, filed as Exhibit 10(i)(d) to Registrant's
                         Quarterly  Report on Form  10-QSB for the period  ended
                         September 30, 1994.


10(i)(r)            ***  Acquisition  Agreement between the Company and Panorama
                         International Corp., dated September 30, 1994, filed as
                         Exhibit  10(i)(d) to Registrant's  Quarterly  Report on
                         Form 10-QSB for the period ended September 30, 1994.


10(i)(s)            **** Agreement and Plan of Exchange  between the Company and
                         OMAP International Incorporated, dated October 23, 1995, filed as Exhibit 2(a) to Registrant's Current Report on Form 8-K on April 22, 1996.


10(i)(t)            **** Agreement for Acquisition of Assets between the Company and Otto Barenthin,  dated December 15, 1995,  filed as
                         Exhibit 2(b) to Registrant's Current Report on Form 8-K on April 22, 1996.


10(i)(u)            **** Contract of Transfer and Exchange of Shares between the
                         Company, Maurice Van Gysel and Jacky Caille, dated December 15, 1995, filed as Exhibit 2(c) to Registrant's Current Report on Form 8-K on April
                         22, 1996.

10(i)(v)            31   Stock Exchange  Agreement  between the Company and BRIA
                         Communications Corporation, dated December 20, 1995, attached hereto as Exhibit 10(i)(v).


10(i)(w)            37   Stock  Exchange   Agreement  between  the  Company  and
                         Tianrong  Building  Material  Holdings,  Ltd.,  dated
                         December 20, 1995, attached hereto as Exhibit 10(i)(w).


10(i)(x)            44   Stock  Exchange   Agreement  between  the  Company  and
                         Eurotronics  Holdings  Incorporated,  dated December
                         20,  1995,   attached   hereto  as  Exhibit   10(i)(x).


10(ii)(a)           51   Consulting  Agreement  between the Company and Aster De
                         Schrijver, dated October 23, 1995, attached hereto as Exhibit 10(ii)(a).


10(ii)(b)           55   Employment  Agreement  between  the  Company  and James
                         Tilton,  dated October 23, 1995, attached  hereto as
                         Exhibit 10(ii)(b).


10(ii)(c)           59   Employment  Agreement  between  the  Company  and  Jane
                         Zheng,  dated October 23, 1995,  attached  hereto as
                         Exhibit 10(ii)(c)


* Incorporated herein by reference from the Company's Form 10-KSB for fiscal year ended December 31, 1992.

** Incorporated herein by reference from the Company's Form 10-KSB for fiscal year ended December 31, 1993.

*** Incorporated herein by reference from the Company's Form 10-QSB for quarterly period ended September 30, 1994.

**** Incorporated herein by reference from the Company's Form 8-K filed with the Commission on April 22, 1996.

- -------------------------------------------------------------------------------
                                  EXHIBIT 3(I)
- -------------------------------------------------------------------------------

                                    RESTATED
                          ARTICLES OF INCORPORATION OF
                           OMAP HOLDINGS INCORPORATED
                              A NEVADA CORPORATION

                                    ARTICLE I

          The  name of the corporation shall be OMAP Holdings Incorporated.

                                   ARTICLE II

         The address of the corporation's principal office is 10 west 100 South, Suite 710, Salt Lake City, Utah 84101.

                                   ARTICLE III

         The purposes for which the corporation is organized are to engage in any activity of business not in conflict with the laws of the State of Nevada or of the United States of America.

                                   ARTICLE IV

         The aggregate number of shares which this corporation shall have authority to issue is One Hundred Million (100,000,000) shares of its capital stock, which shall be designated as common voting stock, with a par value of one-tenth of one cent ($.001) per share. Such shares and any other designations, powers, rights, preferences, qualifications, restrictions, or limitations thereon, may be issued by the corporation from time to time on such terms and conditions and for such consideration as the board of directors may approve. There shall be no preemptive rights.

                                    ARTICLE V

          The affairs of the corporation shall be governed by a Board of Directors of not less than three (3) persons. The name and addresses of the Directors are:

NAME                               ADDRESS

Kenneth O'Neal                    17350 Tom Ball Parkway, Suite
                                  Houston, Texas 77064

Richard Surber                    10 West 100 South, Suite 710
                                  Salt Lake City, Utah 84101

Ramon Smullin                     10 West 100 South, Suite 710
                                  Salt Lake City, Utah 84101

                                   ARTICLE VI

         The capital stock of the corporation, after the amount of the subscription price of par value has been paid in, shall not be subject to pay debts of the corporation, and paid up stock and no stock issued as fully paid up shall ever be assessable or assessed.

                                   ARTICLE VII

         The names and address of the incorporator of the corporation is as follows:

         NAME                            ADDRESS

         George H. Geller            3919 Parkhaven Drive
                                     Las Vegas, Nevada 89120

                                  ARTICLE VIII

         The period of existence of the corporation shall be perpetual.

                                   ARTICLE IX

         The initial Bylaws of the corporation shall be adopted by its Board of Directors. The power to alter, amend, or repeal the Bylaws , or to adopt new Bylaws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the Bylaws.

                                    ARTICLE X

         Meetings of stockholders shall be held at such place within or without the State of Nevada as may be provided by the Bylaws of the corporation. Special meetings of the stockholders may be called by the President or any other executive officer of the corporation, the Board of Directors, or any member thereof, or by the record holder of holders of at least ten percent (10%) of all shares entitled to vote at the meeting. Any actions otherwise required to be taken at meeting of the stockholders except election of directors, may be taken without a meeting if a consent in writing, setting for the action so taken, shall be signed by stockholders having at least a majority of the voting power.

                                   ARTICLE XI

         No contracts or other transaction between the corporation and any other corporation, whether or not a majority of the shares of the capital stock of such corporation is owned by this corporation, and no act of this corporation shall in any way be affected or invalidated by the fact that any of the directions of this corporation, individually, or any firm of which such director may be a member, may be a part to, or may be pecuniarily or otherwise interested in any contract or transaction of the corporation; provided, however, that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors of this corporation, or a majority thereof; and any such other corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this corporation that shall authorize such contract or transaction, any may vote thereat to authorize such contract or transaction, with like force and effect as if he were not such director of officer of such other corporation or not so interested.

- -------------------------------------------------------------------------------
                                  EXHIBIT 3(ii)
- --------------------------------------------------------------------------------

                                 CERTIFICATE OF
                              ARTICLES OF AMENDMENT
                       TO THE ARTICLES OF INCORPORATION OF
                            LOGOS INTERNATIONAL, INC.
                              A NEVADA CORPORATION

         Pursuant to the provisions set forth in Nevada Revised Statutes of the State of Nevada, the undersigned corporation Logos International, Inc., hereby adopts the following Articles of Amendment to its Articles of incorporation, as set forth in this Certificate:

         FIRST:   The name of the corporation is Logos International, Inc.

         SECOND: The following amendments to the articles of incorporation were duly adopted by resolution by majority of the shareholders of the corporation pursuant to Section 78.320 NRS:

                                    ARTICLE I

The name of the corporation is changed to:

                           OMAP HOLDINGS INCORPORATED

                                   ARTICLE IV

         The aggregate number of shares which this corporation shall have authority to issue is One Hundred Million (100,000,000) shares of its capital stock, which shall be designated as common voting stock, with a par value of one-tenth of one cent ($.001) per share. Such shares and any other designations, powers, rights, preferences, qualifications, restrictions, or limitations thereon, may be issued by the corporation from time to time on such terms and conditions and for such consideration as the board of directors may approve. There shall be no preemptive rights.

         THIRD: The foregoing amendments to the Articles of Incorporation were duly adopted by majority of the shareholders on the 23rd day of October, 1995, in the manner prescribed by the above-referenced corporate laws of the state of Nevada.

         FOURTH: The number of shares of the corporation issued and outstanding was 1,838,744, and the shares voting in favor of the foregoing amendments was 938,844, a majority of the common voting shares outstanding.

         The undersigned officer of the corporation hereby certifies that he has executed the foregoing certificate Amending the Articles of Incorporation, this 27th day of October, 1995.


President:   /s/ Richard Surber                  Secretary:  /s/ Richard Surber


State of Utah                       )
                                            ) ss.
County of Salt Lake                 )

         On the 27th day of October, 1995, personally appeared before me the above signed person, known to me to be the president and secretary, and the above-named person whose name is subscripted to the foregoing Certificate Amending Articles of Incorporation for the said corporation, and acknowledge to me under oath that he executed the same.


                    /s/ Brandi Flinders
                  Brandi Flinders
 Seal

         The original of this document has a notarial seal from the notary indicating the notary's address and the date her comission expires and has the seal of the State of Utah.


         My commission expires: June 7, 1999

- --------------------------------------------------------------------------------
                                EXHIBIT 10(i)(v)
- --------------------------------------------------------------------------------

                            STOCK EXCHANGE AGREEMENT

         This Stock Exchange Agreement ("Agreement") is entered into this 20th day of December, 1995, by and between the purchaser OMAP Holdings Incorporated, ("OMAP") a Nevada corporation, and seller, BRIA communications Corp., a New Jersey corporation.
("BRIA").

         WHEREAS, OMAP desires to acquire from BRIA approximately Three Hundred Seventy Thousand, Three Hundred Seventy (370, 370) restricted shares of the common stock of BRIA, in exchange for Seventy Thousand Five Hundred Eighty-eight (70,588) shares of restricted shares of OMAP common stock.

         NOW, THEREFORE, with the above being incorporated into and made a part hereof, for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledge, the parties agree as follows:

1. Exchange. OMAP will, in tax free exchange, acquire from BRIA Three Hundred Seventy Thousand, Three Hundred Seventy (370,370) restricted shares of the common stock of BRIA, valued as of December 15, 1995 at $0.81 per share, in a tax free exchange wherein BRIA shall acquire Seventy Thousand Five Hundred Eighty-eight (70,588) shares of restricted shares of OMAP common stock, valued as of December 15, 1995 at $4.25 per shares of restricted OMAP common stock.

2. Exchange of Shares. On or before the closing date, set herein to be December 24, 1995, the above mentioned shares are to be exchanged.


3. Termination. This Agreement may be terminated at any time prior to the Closing Date:

         A.       By BRIA or OMAP:

                      (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgement of such Board of Directors made in good faith, and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                      (2) If the Closing shall not have occurred prior to December 29, 1995, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

                      B.   By BRIA:

                       (1) If OMAP shall fail to comply in any material respect with any of its or their covenants or agreements contained in this Agreement or if any of the representations or warranties of BRIA continued herein shall be inaccurate in any material respect: or

                      C.   By OMAP:

                      (1) If BRIA shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representations or warranties of BRIA contained herein shall be inaccurate in any material respect:

         In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs incurred in connection with negotiation, preparation, and execution of this Agreement and the transactions herein contemplated.

4.        Representations  and  Warranties of BRIA.  BRIA hereby  represents and
warrants  that   effective  this  date  and  the  Closing  Date,  the  following representations are true and correct:

                       A. Corporate Authority. BRIA has the full corporate power and authority to enter into this Agreement and to carry out the transaction contemplated by this Agreement. The Board of Directors of OMAP has duly authorized the execution, delivery, and performance of this Agreement.

                       B.   Financial Statements.  The latest 10-Q report ("BRIA
                            Financial")   have  been  given  to  OMAP  prior  to
                            closing.

                       C. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of BRIA to which BRIA is party and has been duly authorized by all appropriate and necessary actions.

                       D. Information. The information concerning BRIA as set forth in this Agreement and in the BRIA Financial is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

                       E. Deliverance of Shares. As of the Closing Date, the BRIA Shares to be delivered to OMAP will be restricted and constitute valid and legally issued shares of BRIA, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of BRIA restricted stock.

                       F. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to BRIA.

                       G. Information. The information concerning BRIA and set forth in this Agreement, is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements amend, in light of the circumstances under which they were made, not misleading.

                       H. Restricted Shares. The Shares of OMAP common stock which are being acquired are being acquired for BRIA's own account and for investment and not with a view to the public resale or distribution thereof. BRIA will not sell, transfer or otherwise dispose of the OMAP Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the OMAP Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                      BRIA acknowledges and understands that the OMAP Shares are unregistered in reliance of Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption for such registration is available.

                      BRIA is fully aware of the applicable limitation on the resale of the OMAP Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule. If Rule 144 is available to BRIA, BRIA may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

                      If a separate exemption form registration is available to BRIA, such as Regulation S, BRIA shall only make sales in accordance with the terms and conditions of that regulation.

5.       Representations and Warranties of OMAP.

OMAP hereby represents and warrants that effective this date and the Closing Date, the following representations are true and correct:

                       A. Corporate Authority. OMAP has the full corporate power and authority to enter into this Agreement and to carry out the transaction contemplated by this Agreement. The Board of Directors of OMAP has duly authorized the execution, delivery, and performance of this Agreement.

                       B.   Financial Statements.  The latest 10-Q report ("OMAP
                            Financial")   have  been  given  to  BRIA  prior  to
                            closing.

                       C. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of OMAP to which OMAP is partly and has been duly authorized b all appropriate and necessary actions.

                       D. Information. The information concerning OMAP as set forth in this Agreement and in the OMAP Financial is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

                       E. Deliverance of Shares. As of the Closing Date, the OMAP Shares to be delivered to BRIA will be restricted and constitute valid and legally issued shares of OMAP, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of OMAP restricted stock.

                       F. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to OMAP.

                       G. Information. The information concerning OMAP and set forth in this Agreements complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements amend, in light of the circumstances under which they were made, not misleading.

                       H. Restricted Shares. The Shares of BRIA common stock which are being acquired are being acquired for OMAP's own account and for investment and not with a view to the public resale or distribution thereof. OMAP will not sell, transfer or otherwise dispose of the BRIA Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the BRIA Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                       OMAP acknowledges and understands that the BRIA Shares are unregistered in reliance of Section 4(2) of the
                       Act and must be held  indefinitely  unless  they are
                       subsequently   registered   under   the  Act  or  an
                       exemption for such registration is available.

                      OMAP is fully aware of the applicable limitation on the resale of the BRIA Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule. If Rule 144 is available to OMAP, OMAP may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

                      If a separate exemption form registration is available to OMAP, such as Regulation S, OMAP shall only make sales in accordance with the terms and conditions of that regulation.

6. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before December 24, 1995.

         At closing OMAP will deliver the OMAP Shares to BRIA, and BRIA shall deliver the BRIA Shares to OMAP.

7. Conditions Precedent of BRIA to Effect Closing. All obligations of BRIA under this Agreement are subject to fulfillment prior to or as of the Closing Date, of each of the following conditions:

               A. The representations and warranties by or on behalf of OMAP contained in this Agreement or in any certificate or documents delivered to BRIA pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were make at and as of such time.

               B. OMAP shall have performed and complied with all convents, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.



               C. All instruments and documents delivered to BRIA pursuant to the provisions hereof shall be reasonably satisfactory to BRIA's legal counsel.

8. Conditions Precedent of OMAP to Effect Closing. All obligations of OMAP under this Agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

               A. The representations and warranties by or on behalf of BRIA contained in this Agreement, or in any certificate or document delivered to OMAP pursuant to the provisions hereof shall be true at and as of the time of closing as though such representations and warranties were made at and as of such time.

               B. BRIA shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

               C. All instruments and documents delivered to OMAP pursuant to the provisions hereof shall be reasonably satisfactory to OMAP's legal counsel.

9. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties and convents contained herein which results in a failure to perform any obligations under this Agreement, but only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

10. Nature and Survival of Representations and Warranties. All representations, warranties, and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties, and coveants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

11. Indemnification Procedure. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is ought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not, in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to

                       E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                       F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary. Any suit, action or legal proceeding arising from a related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the in personam jurisdiction of such Courts in such suit, action or legal proceeding and waives any objection to the laying of venue in, or the jurisdiction of, said Courts.

                       G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective hers, administrators, executors, successors, and assigns.

                       H. Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been amend by any party.

                       I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.


         IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

OMAP Holdings Incorporated

By: /s/ James Tilton

BRIA Communications Corp.

By:  /s/ Richard Lifschutz

- --------------------------------------------------------------------------------
                                EXHIBIT 10(i)(w)
- --------------------------------------------------------------------------------

                            STOCK EXCHANGE AGREEMENT

         This Stock Exchange Agreement ("Agreement") is entered into this 20th day of December, 1995, by and between the purchaser Tianrong Building Material Holdings Ltd. Inc., ("Tianrong") a Utah corporation, and seller, OMAP Holdings Incorporated, A Nevada corporation. ("OMAP").

         WHEREAS, Tianrong desires to acquire from OMAP approximately Seventy Thousand, Five Hundred Eighty-eight (70,588) restricted shares of the common stock of OMAP, in exchange for Three Hundred Nineteen Thousand One Hundred Forty-Nine (319,149) shares of restricted shares of Tianrong common stock.

         NOW, THEREFORE, with the above being incorporated into and made a part hereof, for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledge, the parties agree as follows:

1. Exchange. Tianrong will, in a tax free exchange, acquire form OMAP Seventy Thousand, Five Hundred Eighty-eighty (70,588) restricted shares of the common stock of OMAP, valued as of December 15, 1995 at $4.25 per share, in a tax free exchange of shares wherein OMAP shall acquire Three Hundred Nineteen Thousand One Hundred forty-Nine (319,149) shares of restricted shares of Tianrong common stock, valued as of December 15, 1995 at $0.94 per shareres of restricted Tianrong common stock.

2. Exchange of Shares. On or before the closing date, set herein to be December 24, 1995, the above mentioned shares shall be exchanged.

3. Termination. This Agreement may be terminated at any time prior to the Closing Date:

         A.       By OMAP or Tianrong:

                      (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek a restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgement of either Board of Directors made in good faith, and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                      (2) If the Closing shall not have occurred prior to December 29, 1995, or such later date as shall have been approved by both parties hereto, other than for reasons set forth herein.

         B.       By OMAP:

                               (1) If  Tianrong  shall  fail  to  comply  in any
                               material respect with any of its or their covenants or agreements contained in this Agreement or if any of the representations or warranties of Tianrong contained herein shall be inaccurate in any material respect; or

         C.       By Tianrong:

                           (1) If OMAP  shall  fail to  comply  in any  material
                      respect with any of its convents or agreements contained in this Agreement or if any of the representations or warranties of OMAP contained herein shall be inaccurate in any material respect;

         In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation, and execution of this Agreement and the Transactions herein Contemplated.

4.        Representations  and  Warranties of OMAP.  OMAP hereby  represents and warrants that effective this date and the Closing Date, the following representations are true and correct: A. Corporate Authority. OMAP has the full corporate power and authority to enter into this Agreement and to carry out the transaction contemplated by this Agreement. The Board of Directors of OMAP has duly authorized the execution, delivery, and performance of this Agreement.

                       B. Financial Statements. The latest 10-Q report ("OMAP Financial") have been given to Tianrong prior to closing.

                       C. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of OMAP to which OMAP is partly and has been duly authorized b all appropriate and necessary actions.

                       D. Information. The information concerning OMAP as set forth in this Agreement and in the OMAP Financial is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

                       E. Deliverance of Shares. As of the Closing Date, the OMAP Shares to be delivered to Tianrong will be restricted and constitute valid and legally issued shares of OMAP, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of OMAP restricted stock.

                       F. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to OMAP.

                       G. Information. The information concerning OMAP and set forth in this Agreements complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

                       H. Restricted Bria Shares. The Shares of Tianrong common stock which are being acquired are being acquired for OMAP's own account and for investment and not with a view to the public resale or distribution thereof. OMAP will not sell, transfer or otherwise dispose of the Tianrong Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the Tianrong Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                             OMAP acknowledges and understands that the Tianrong Shares are unregistered in reliance of Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption for such registration is available.

                             OMAP is fully aware of the applicable limitation on the resale of the Tianrong Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule. If Rule 144 is available to OMAP, OMAP may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

                             If a separate exemption form registration is available to OMAP, such as Regulation S, OMAP shall only make sales in accordance with the terms and conditions of that Regulation.

5.       Representations and Warranties of Tianrong.

          Tianrong hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

                       A. Corporate Authority. Tianrong has the full corporate power and authority to enter into this Agreement and to carry out the transaction contemplated by this Agreement. The Board of Directors of Tianrong has duly authorized the execution, delivery, and performance of this Agreement.

                       B.    Financial   Statements.   The  latest  10-Q  report
                             ("Tianrong Finacials") have been given to OMAP prior to closing.

                       C. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Tianrong to which Tianrong is a party and has been duly authorized by all appropriate and necessary action.

                       D. Information. The information concerning Tianrong as set forth in this Agreement and in the Tianrong Financial is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make to statements make in light of the circumstances under which they were made not misleading.

                       E. Deliverance of Shares. As of the Closing Date, the Tianrong Shares to be delivered to OMAP will be restricted and constitute valid and legally issued shares of Tianrong, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Tianrong restricted stock.

                       F. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to Tianrong.

                       G. Information. The information concerning Tianrong and set forth in this agreement, is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

                       H. Restricted Tianrong Shares. The shares of OMAP common stock which are being acquired are being acquired for Tianrong's own account and for investment and not with a view t the public resale or distribution thereof. Tianrong will not sell, transfer or otherwise dispose of the OMAP Shares except in compliance with Securities Act of 1933, as amended (the "Act"), and is aware the OMAP Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                             Tianrong acknowledges and understands that the OMAP Shares are unregistered in reliance of Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption form such registration is available.

                             Tianrong is fully aware of the applicable limitation on the resale of the OMAP Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule. If Rule 144 is available to Tianrong, Tianrong may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

                             If a separate exemption from registration is available to Tianrong, such as Regulation S, Tianrong shall only make sales in accordance with the terms and conditions of that Regulation.

6. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before December 24, 1995.

          At closing Tianrong will deliver the Tianrong Shares to OMAP, and OMAP shall deliver the OMAP Shares to Tianrong. 7. Conditions Precedent of OMAP to Effect Closing. All obligations of OMAP under this Agreement are subject to fulfillment prior to or as of the Closing Date, of each of the following conditions:

                       A. The representations and warranties by or on behalf of Tianrong contained in this Agreement or in any certificate or documents delivered to OMAP pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were make at and as of such time.

                       B. Tianrong shall have performed and complied with all convents, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

                       C.    All  instruments  and  documents  delivered to OMAP
                             pursuant  to  the   provisions   hereof   shall  be
                             reasonably satisfactory to OMAP's legal counsel.

8. Conditions Precedent of Tianrong to Effect Closing. All obligations of Tianrong under this Agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

                       A. The representations and warranties by or on behalf of OMAP contained in this Agreement, or in any certificate or document delivered to Tianrong pursuant to the provisions hereof shall be true at and as of the time of closing as though such representations and warranties were made at and as of such time.

                       B. OMAP shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

                       C. All instruments and documents delivered to Tianrong pursuant to the provisions hereof shall be reasonably satisfactory to Tianrong's legal counsel.

9. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and convents contained herein which results in a failure to perform any obligations under this Agreement, but only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

10. Nature and Survival of Representations and Warranties. All representations, warranties, and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties, and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

12. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is ought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not, in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. Th the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

13. Default at Closing. Notwithstanding the provisions hereof, if OMAP shall fail or refuse to deliver any of the OMAP Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by OMAP and Tianrong, at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder, including, without limitation, an action or suit for specific performance, or
(b) terminate all of its obligations hereunder with respect to OMAP.

Furthermore, notwithstanding the provisions hereof, if Tianrong shall fail or refuse to deliver any of the Tianrong Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Tianrong and OMAP at is option and without prejudice to its right against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder, including, without limitation, an action or suit for specific performance, or
(b) terminate all of its obligations hereunder with respect to Tianrong.

14. Costs and Expenses. OMAP and Tianrong shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. OMAP and Tianrong have been represented by their own attorney in this transaction, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

15. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

To Tianrong:
Tianrong Building Material Holdings, Ltd. Inc.
268 West 400 South Suite 300
Salt Lake City, UT 84101

To OMAP:
OMAP Holdings Incorporated
268 West 400 South Suite 300
Salt Lake City, UT 84101

16.      Miscellaneous.

                       A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

                       B. Waiver. Any failure on the part of any part hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

                       C. Brokers. Neither party has employed any brokers or finders with regard to this agreement not disclosed herein.

                       D. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

                       E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                       F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary. any suit, action or legal proceeding arising from a related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the in personam jurisdiction of such Courts in such suit, action or legal proceeding and waives any objection to the laying of venue in, or the jurisdiction of, said Courts.

                       G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

                       H. Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been amend by any party.

                       I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

         IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

Tianrong Building Material Holdings Ltd. Inc.
By: /s/ Matthew Veal

OMAP Holdings Incorporated
By: /s/ James Tilton

                                EXHIBIT 10(i)(x)

                            STOCK EXCHANGE AGREEMENT

         This Stock Exchange Agreement ("Agreement") is entered into this 20th day of December, 1995, by and between the purchaser Eurotronics Holdings Incorporated, ("Eurotronics") a Utah corporation, and seller, OMAP Holdings Incorporated, a Nevada corporation.
("OMAP").

         WHEREAS, Eurotronics desires to acquire from OMAP approximately Seventy Thousand, Five Hundred Eighty-eight (70,588) restricted shares of the common stock of OMAP, in exchange for Five Hundred Sixty-six Thousand Thirty-eight (566,038) shares of restricted shares of Eurotronics common stock.

         NOW, THEREFORE, with the above being incorporated into and made a part hereof, for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledge, the parties agree as follows:

1. Exchange. Eurotronics will, in tax free exchange, acquire from OMAP Seventy Thousand, Five Hundred Eighty-eight (70,588) restricted shares of the common stock of OMAP, valued as of December 15, 1995 at $4.25 per share, in a tax free exchange wherein OMAP shall acquire Five Hundred Sixty-six Thousand Thirty-eight (566,038) shares of restricted shares of Eurotronics common stock, valued as of December 15, 1995 at $0.53 per shares of restricted Eurotronics common stock.

2.        Exchange of Shares.  On or before the closing  date,  set herein to be
December  24,  1995,   the  above   mentioned   shares  are  to  be   exchanged.

3. Termination. This Agreement may be terminated at any time prior to the Closing Date:

         A.       By OMAP or Eurotronics:

                      (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgement of such Board of Directors made in good faith, and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                      (2) If the Closing shall not have occurred prior to December 29, 1995, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

                      B.   By Eurotronics:

                           (1) If OMAP  shall  fail to  comply  in any  material
                      respect with any of its or their covenants or agreements contained in this Agreement or if any of the representations or warranties of Eurotronics Holdings Incorporated continued herein shall be inaccurate in any material respect: or

                      C.   By OMAP:

                      (1)If OMAP shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representations r warranties of OMAP contained herein shall be inaccurate in any material respect:

         In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs incurred in connection with negotiation, preparation, and execution of this Agreement and the transactions herein contemplated.

4.        Representations and Warranties of Eurotronics  Holdings  Incorporated.
OMAP hereby represents and warrants that effective this date and the Closing Date, the following representations are true and correct:

                       A.    Corporate  Authority.  OMAP has the full  corporate
                             power and authority to enter into this Agreement and to carry out the transaction contemplated by this Agreement. The Board of Directors of Eurotronics has duly authorized the execution, delivery, and performance of this Agreement.

                       B. Financial Statements. The latest 10-Q report ("OMAP Financial") have been given to Eurotronics prior to closing.

                       C. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of OMAP to which OMAP is party and has been duly authorized by all appropriate and necessary actions.

                       D. Information. The information concerning OMAP as set forth in this Agreement and in the OMAP is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

                       E. Deliverance of Shares. As of the Closing Date, the OMAP Shares to be delivered to Eurotronics will be restricted and constitute valid and legally issued shares of OMAP, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of OMAP restricted stock.

                       F. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to OMAP.

                       G. Information. The information concerning OMAP and set forth in this Agreement, is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements amend, in light of the circumstances under which they were made, not misleading.

                       H. Restricted Shares. The Shares of Eurotronics common stock which are being acquired are being acquired for OMAP's own account and for investment and not with a view to the public resale or distribution thereof. OMAP will not sell, transfer or otherwise dispose of the Eurotronics Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the Eurotronics Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                             OMAP acknowledges and understands that the Eurotronics Shares are unregistered in reliance of
                             Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption for such registration is available.

                             OMAP is fully aware of the applicable limitation on the resale of the Eurotronics Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule. If Rule 144 is available to OMAP, OMAP may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule

                      If a separate exemption form registration is available to OMAP, such as Regulation S, OMAP shall only make sales in accordance with the terms and conditions of that regulation.

5.       Representations and Warranties of OMAP.

OMAP hereby represents and warrants that effective this date and the Closing Date, the following representations are true and correct:

                       A. Corporate Authority. Eurotronics has the full corporate power and authority to enter into this Agreement and to carry out the transaction contemplated by this Agreement. The Board of
                             Directors of Eurotronics has duly authorized the execution, delivery, and performance of this Agreement.

                       B.    Financial   Statements.   The  latest  10-Q  report
                             ("Eurotronics Financial") have been given to OMAP prior to closing.

                       C. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Eurotronics to which Eurotronics is partly and has been duly authorized b all appropriate and necessary actions.

                       D. Information. The information concerning Eurotronics as set forth in this Agreement and in the Eurotronics Financial is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

                       E. Deliverance of Shares. As of the Closing Date, the Eurotronics Shares to be delivered to OMAP will be restricted and constitute valid and legally issued shares of Eurotronics, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Eurotronics restricted stock.

                       F. No Conflict with Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to Eurotronics.

                       G. Information. The information concerning Eurotronics and set forth in this Agreements complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements amend, in light of the circumstances under which they were made, not misleading.

                       H. Restricted Shares. The Shares of OMAP common stock which are being acquired are being acquired for Eurotronics' own account and for investment and not with a view to the public resale or distribution thereof. Eurotronics will not sell, transfer or otherwise dispose of the OMAP Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the OMAP Shares are "restricted securities: as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                             Eurotronics acknowledges and understands that the OMAP Shares are unregistered in reliance of Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption for such registration is available.

                             Eurotronics is fully aware of the applicable limitation on the resale of the OMAP Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule. If Rule 144 is available to Eurotronics, Eurotronics may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

                             If a separate exemption form registration is available to Eurotronics, such as Regulation S, Eurotronics shall only make sales in accordance with the terms and conditions of that regulation.

6. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before December 24, 1995.

         At closing Eurotronics will deliver the Eurotronics Shares to OMAP, and OMAP shall deliver the OMAP Shares to Eurotronics Holdings Incorporated.

7. Conditions Precedent of OMAP to Effect Closing. All obligations of OMAP under this Agreement are subject to fulfillment prior to or as of the Closing Date, of each of the following conditions:

                       A. The representations and warranties by or on behalf of Eurotronics contained in this Agreement or in any certificate or documents delivered to OMAP pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were make at and as of such time.

                       B. Eurotronics shall have performed and complied with all convents, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

                       C.    All  instruments  and  documents  delivered to OMAP
                             pursuant  to  the   provisions   hereof   shall  be
                             reasonably satisfactory to OMAP's legal counsel.

8. Conditions Precedent of Eurotronics to Effect Closing. All obligations of OMAP under this Agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

                       A. The representations and warranties by or on behalf of OMAP contained in this Agreement, or in any certificate or document delivered to Eurotronics pursuant to the provisions hereof shall be true at and as of the time of closing as though such representations and warranties were made at and as of such time.

                       B. OMAP shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

                       C. All instruments and documents delivered to Eurotronics pursuant to the provisions hereof shall be reasonably satisfactory to Eurotronics' legal counsel.

9. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties and convents contained herein which results in a failure to perform any obligations under this Agreement, but only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

10. Nature and Survival of Representations and Warranties. All representations, warranties, and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

11. Indemnification Procedure. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is ought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not, in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. Th the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

12. Default at Closing. Notwithstanding the provisions hereof, if OMAP shall fail or refuse to deliver any of the OMAP Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by OMAP and Eurotronics, at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder, including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to OMAP.

Furthermore, notwithstanding the provisions hereof, if Eurotronics shall fail or refuse to deliver any of the Eurotronics Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Eurotronics and OMAP at is option and without prejudice to its right against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder, including, without limitation, an action or suit for specific performance, or
(b) terminate all of its obligations hereunder with respect to Hamilton.

13. Costs and Expenses. OMAP and Eurotronics shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. OMAP and Eurotronics have been represented by their own attorney in this transaction, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

14. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

To Eurotronics:
Eurotronics Holdings Incorporated.
268 West 400 South, Suite 300
Salt Lake City, UT 841001

To OMAP: OMAP Holdings incorporated 268 West 400 South, Suite 300 Salt Lake City, UT 84101

15.      Miscellaneous.

                       A. Further Assurances. At any time and rom time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

                       B. Waiver. Any failure on the part of any part hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

                       C. Brokers. Neither party has employed any brokers or finders with regard to this agreement not disclosed herein.

                       D. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

                       E. Counterparts. This Agreement may be executed simultaneously in tow or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary. any suit, action or legal proceeding arising from a related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the in personam jurisdiction of such Courts in such suit, action or legal proceeding and waives any objection to the laying of venue in, or the jurisdiction of, said Courts.

                       G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective hers, administrators, executors, successors, and assigns.

                       H. Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been amend by any party.

                       I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

         IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

Eurotronics Holdings Incorporated
By: /s/ Jane Zheng


OMAP Holdings Incorporated
By: /s/ James Tilton

                                EXHIBIT 10(ii)(a)

                              CONSULTING AGREEMENT


         This CONSULTING AGREEMENT is made effective as of the 23rd day of October, 1995 between OMAP HOLDINGS, INC., a Nevada corporation (the "Corporation"), and Aster De Schriver (the "Consultant"), with reference to the following:

                                    RECITALS

     The Consultant is a consultant to Corporation and possesses an intimate knowledge of the business and affairs of the Corporation. The Corporation recognizes the Consultant's contribution to the growth and success of the Corporation and desires to assure to the Corporation the continued benefits of the Consultant's expertise and knowledge.

     Accordingly, in consideration of the mutual covenants and representations contained herein, the parties hereto agree as follows:

1. Engagement of Consultant. The Corporation hereby engages the Consultant as a Consultant and theConsultant accepts such engagement, on the terms and conditions set forth in this Agreement.

2. Compensation and General Benefits. As compensation for his services under This Agreement, the Consultant shall be compensated as follows:

         (A) The Corporation shall pay the Consultant upon completion of one year of service $80,000.00.

3. Competition; Confidential Information. The Consultant and the Corporation recognize that due to the nature of his prior association with the Corporation and of his engagements hereunder, and the relationship of the Consultant to the Corporation, both in the past and in the future hereunder, the Consultant has had access to and has acquired, will have access to and will acquire, and has assisted in and may assist in developing, confidential and proprietary information relating to the business and operations of the Corporation and its affiliates, including, without limiting the generality of the foregoing, information with respect to their present and prospective products, systems, customers, agents, processes, and sales and marketing methods. The Consultant acknowledges that such information has been and will continue to be of central importance to the business of the Corporation and its affiliates and that disclosure of it to or its use by others could cause substantial loss to the Corporation. The Consultant and the Corporation also recognize that an important part of the Consultant's duties will be to develop good will for the Corporation and its affiliates through his personal contact with customers, agents and othis having business relationships with the Corporation and its affiliates, and that there is a danger that the good will, a proprietary asset of the Corporation and its affiliates, may follow the Consultant if and when his relationship with the Corporation is terminated. The Consultant accordingly agrees as follows:

         (A) Non-Competition. During the Engagement Period the Consultant will not, directly or indirectly, either individually or as owner partner, agent, employee, consultant or otherwise, except for the account of and on behalf of the Corporation or their affiliates, engage in any activity competitive with the business of the Corporation or its affiliates, nor will he, in competition with the Corporation or its affiliates, solicit or otherwise attempt to establish for himself or any other person, firm or entity, any new business relationships with any person, firm or corporation which is, at the time this Agreement is entered into, or during his engagement period, a customer or employee of the Corporation or one of its affiliates. This is shall not be construed to prevent the Consultant from owning, as an investment, not more than 15% of a class of equity securities issued by any competitor of the Corporation or its affiliates and publicly traded and registered under Section 12 of the Securities Exchange Act of 1934.

         (B) Trade Secrets. The Consultant will keep confidential any trade secrets or confidential or proprietary information of the Corporation and its affiliates, which are now known to him or which hereafter may become known to him, as a result of his engagement or association with the Corporation and shall not at any time directly or indirectly disclose any such information to any person, firm or corporation, or use the same in any way other than in connection with the business of the Corporation or its affiliates during and at all times after the expiration of the Engagement Period. For purposes of this Agreement, "trade secrets or confidential or proprietary information" means information unique to the Corporation or any of its affiliates which has a significant business purpose and is not known or generally available from sources outside the Corporation or any of its affiliates, or typical of industry practice.

4. Corporation's Remedies for Breach. It is recognized that damages in the event of breach of paragraph 3 by the Consultant would be difficult, if not impossible, to ascertain, and it is, therefore, agreed that the Corporation, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction, enjoining any breach, and the Consultant hereby waives any and all defenses he may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief.

         (A) Payment for Termination. Should the Corporation terminate the Consultant's engagement during the term of this agreement the Consultant shall be entitled to a pro rata share of the compensation due for the months the Consultant served as a Director of the Corporation. Compensation due in cash is payable in cash on the day of termination.

5. Engagement Period. The Engagement Period shall commence on the date of this Agreement and shall continue for one year .

6. Termination. This Agreement may be terminated upon mutual consent of the both parties. Consultant is required to give two weeks notice, unless subsequently agreed to by the Corporation. The Corporation shall be subject to section 4.A in the event the Consultant is terminated.

7. Indemnity. The Corporation agrees to indemnify and hold harmless the Consultant from and against any and all losses, claims, damages, expenses, liabilities, or actions to which the Consultant may become subject, and will provide a legal defense at no cost to the Consultant, or should a conflict arise between a defense available to the Corporation and another Defendant and the Consultant, the Corporation shall reimburse the Consultant for any legal or other expenses reasonably incurred by him in connection with investigating or defending any claims or actions, whether or not resulting in liability, insofar as such losses, claims, damages, expenses, liabilities, including any and all costs, fees, attorneys fees, or judgments entered against him, and agrees to defend said Consultant from all causes of action which may be initiated against the Consultant as a result of his engagement with the Corporation.

8. Enforcement of Agreement. The Corporation will not at any time contest the validity or enforceability of this Agreement.

9. Notice. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement (except that all notices to the Corporation shall be directed to the attention of its President) or to such other address as either party may have furnished to the other in writing in accordance herewith, except that any notice of change in address shall be effective only upon receipt.

10. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Consultant and an authorized officer of the Corporation. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in This Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Nevada. All references to sections of the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state, or local law. 11. Prior Agreements. This Agreement contains the entire understanding between the parties hereto with respect to the terms and conditions of the Consultants engagement and supersedes any prior agreement between the Corporation (or any predecessor of the Corporation) and the Consultant with respect to the subject matter hereof. If there is any discrepancy or conflict between this Agreement and any plan, policy or program of the Corporation regarding any term or condition of severance benefits, the language of this Agreement shall govern.

12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

13. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

14. Binding Agreement. This Agreement shall be effective as of the date hereof and shall be binding upon and inure to the benefit of the Consultant, his heirs, personal and legal representatives, guardians and permitted assigns. The rights and obligations of the Corporation under this Agreement shall inure to the benefit of and shall be binding upon any successor or assignee of the Corporation.

15. Entire Agreement. This Agreement constitutes the entire understanding of the Consultant and the Corporation with respect to the subject matter hereof and supersedes any and all prior understandings written or oral. This Agreement may not be changed, modified, or discharged orally, but only by an instrument in writing signed by the parties.

     IN WITNESS WHEREOF, the parties have executed, sealed and delivered this Agreement as of the date first above written.



 /s/ Aster De Schrijver                                        /s/ James Tilton
Consultant                                                         Corporation

                                EXHIBIT 10(ii)(b)

                              EMPLOYMENT AGREEMENT
         This EMPLOYMENT AGREEMENT is made effective as of the 23rd day of October, 1995 between OMAP HOLDINGS, INC., a Nevada corporation (the
"Corporation"), and James Tilton (the "Executive"), with reference to the following:

                                    RECITALS

     The Executive has been duly elected as the President of the Corporation and possesses an intimate knowledge of the business and affairs of the Corporation. The Corporation recognizes the Executive's contribution to the growth and success of the Corporation and desires to assure to the Corporation the continued benefits of the Executive's expertise and knowledge.

     Accordingly, in consideration of the mutual covenants and representations contained herein, the parties hereto agree as follows:

1. Employment of Executive. The Corporation hereby engages the Executive as an Executive employee and the Executive accepts such employment, on the terms and conditions set forth in this Agreement.

2. Compensation and General Benefits. As compensation for his services under This Agreement, the Executive shall be compensated as follows:

         (A) The Corporation shall pay the Executive an annual salary of $60,000.00. The Executive shall also be entitled to other bonuses as they become available, to be reviewed by the Board of Directors. The annual salary of the Executive shall be subject to normal periodic review on an annual basis, by the Board of Directors.

         (B) The Corporation shall bear the total cost of health insurance programs for the Executive and his dependents.

3. Competition; Confidential Information. The Executive and the Corporation recognize that due to the nature of his prior association with the Corporation and of his engagements hereunder, and the relationship of the Executive to the Corporation, both in the past and in the future hereunder, the Executive has had access to and has acquired, will have access to and will acquire, and has assisted in and may assist in developing, confidential and proprietary information relating to the business and operations of the Corporation and its affiliates, including, without limiting the generality of the foregoing, information with respect to their present and prospective products, systems, customers, agents, processes, and sales and marketing methods. The Executive acknowledges that such information has been and will continue to be of central importance to the business of the Corporation and its affiliates and that disclosure of it to or its use by others could cause substantial loss to the Corporation. The Executive and the Corporation also recognize that an important part of the Executive's duties will be to develop good will for the Corporation and its affiliates through his personal contact with customers, agents and othis having business relationships with the Corporation and its affiliates, and that there is a danger that the good will, a proprietary asset of the Corporation and its affiliates, may follow the Executive if and when his relationship with the Corporation is terminated. The Executive accordingly agrees as follows:

         (A) Non-Competition. During the Employment Period the Executive will not, directly or indirectly, either individually or as owner partner, agent, employee, consultant or otherwise, except for the account of and on behalf of the Corporation or their affiliates, engage in any activity competitive with the business of the Corporation or its affiliates, nor will he, in competition with the Corporation or its affiliates, solicit or otherwise attempt to establish for himself or any other person, firm or entity, any new business relationships with any person, firm or corporation which is, at the time this Agreement is entered into, or during his time in office, a customer or employee of the Corporation or one of its affiliates. This is shall not be construed to prevent the Executive from owning, as an investment, not more than 15% of a class of equity securities issued by any competitor of the Corporation or its affiliates and publicly traded and registered under Section 12 of the Securities Exchange Act of 1934.

         (B) Trade Secrets. The Executive will keep confidential any trade secrets or confidential or proprietary information of the Corporation and its affiliates, which are now known to him or which hereafter may become known to him, as a result of his employment or association with the Corporation and shall not at any time directly or indirectly disclose any such information to any person, firm or corporation, or use the same in any way other than in connection with the business of the Corporation or its affiliates during and at all times after the expiration of the Employment Period. For purposes of this Agreement, "trade secrets or confidential or proprietary information" means information unique to the Corporation or any of its affiliates which has a significant business purpose and is not known or generally available from sources outside the Corporation or any of its affiliates, or typical of industry practice.

4. Corporation's Remedies for Breach. It is recognized that damages in the event of breach of paragraph 3 by the Executive would be difficult, if not impossible, to ascertain, and it is, therefore, agreed that the Corporation, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction, enjoining any breach, and the Executive hereby waives any and all defenses he may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief.

         (A) Payment for Termination. Should the Corporation terminate the Executive's employment during the term of this agreement the Executive shall be entitled to a pro rata share of the compensation due for the months the Executive held the position of President. Compensation due in cash is payable in cash on the day of termination.

5. Employment Period. The Employment Period shall commence on the date of this Agreement and shall continue for one year . The Employment Period shall automatically renew unless cancelled in writing at least 30 days prior to the expiration of the term.

6. Termination. This Agreement may be terminated upon mutual consent of the both parties. Executive is required to give two weeks notice, unless subsequently agreed to by the Corporation. The Corporation shall be subject to section 4.A in the event the Executive is terminated.

7. Indemnity. The Corporation agrees to indemnify and hold harmless the Executive from and against any and all losses, claims, damages, expenses, liabilities, or actions to which the Executive may become subject, and will provide a legal defense at no cost to the Executive, or should a conflict arise between a defense available to the Corporation and another Defendant and the Executive, the Corporation shall reimburse the Executive for any legal or other expenses reasonably incurred by him in connection with investigating or defending any claims or actions, whether or not resulting in liability, insofar as such losses, claims, damages, expenses, liabilities, including any and all costs, fees, attorneys fees, or judgments entered against him, and agrees to defend said Executive from all causes of action which may be initiated against the Executive as a result of his position with the Corporation, and or the performance of his duties with the Corporation, or any of its affiliates or subsidiaries, including, but not limited to, all outstanding withholding taxes, state taxes, unpaid corporate obligations, litigation, administrative investigations, existing or future claims of any nature.

8. Enforcement of Agreement. The Corporation will not at any time contest the validity or enforceability of this Agreement.

9. Notice. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement (except that all notices to the Corporation shall be directed to the attention of its President) or to such other address as either party may have furnished to the other in writing in accordance herewith, except that any notice of change in address shall be effective only upon receipt.

10. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and an authorized officer of the Corporation. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in This Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Utah. All references to sections of the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state, or local law.

11. Prior Agreements. This Agreement contains the entire understanding between the parties hereto with respect to the terms and conditions of the Executives employment and severance benefits and supersedes any prior agreement between the Corporation (or any predecessor of the Corporation) and the Executive with respect to the subject matter hereof. If there is any discrepancy or conflict between this Agreement and any plan, policy or program of the Corporation regarding any term or condition of severance benefits, the language of this Agreement shall govern.

12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

13. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

14. Binding Agreement. This Agreement shall be effective as of the date hereof and shall be binding upon and inure to the benefit of the Executive, his heirs, personal and legal representatives, guardians and permitted assigns. The rights and obligations of the Corporation under this Agreement shall inure to the benefit of and shall be binding upon any successor or assignee of the Corporation.

15. Entire Agreement. This Agreement constitutes the entire understanding of the Executive and the Corporation with respect to the subject matter hereof and supersedes any and all prior understandings written or oral. This Agreement may not be changed, modified, or discharged orally, but only by an instrument in writing signed by the parties.

     IN WITNESS WHEREOF, the parties have executed, sealed and delivered this Agreement as of the date first above written.



 /s/ James Tilton             /s/ Jane Zheng
Executive                     Corporation

                                EXHIBIT 10(ii)(c)

                              EMPLOYMENT AGREEMENT


         This EMPLOYMENT AGREEMENT is made effective as of the 23rd day of October, 1995 between OMAP HOLDINGS, INC., a Nevada corporation (the "Corporation"), and Jane Zheng (the "Executive"), with reference to the following:

                                    RECITALS

     The Executive has been duly elected as the Secretary/Treasurer of the Corporation and possesses an intimate knowledge of the business and affairs of the Corporation. The Corporation recognizes the Executive's contribution to the growth and success of the Corporation and desires to assure to the Corporation the continued benefits of the Executive's expertise and knowledge.

     Accordingly, in consideration of the mutual covenants and representations contained herein, the parties hereto agree as follows:

1. Employment of Executive. The Corporation hereby engages the Executive as an Executive employee and the Executive accepts such employment, on the terms and conditions set forth in this Agreement.

2. Compensation and General Benefits. As compensation for her services under This Agreement, the Executive shall be compensated as follows:

         (A) The Corporation shall pay the Executive an annual salary of $40,000.00. The Executive shall also be entitled to other bonuses as they become available, to be reviewed by the Board of Directors. The annual salary of the Executive shall be subject to normal periodic review on an annual basis, by the Board of Directors.

         (B) The Corporation shall bear the total cost of health insurance programs for the Executive and her dependents.

3. Competition; Confidential Information. The Executive and the Corporation recognize that due to the nature of her prior association with the Corporation and of her engagements hereunder, and the relationship of the Executive to the Corporation, both in the past and in the future hereunder, the Executive has had access to and has acquired, will have access to and will acquire, and has assisted in and may assist in developing, confidential and proprietary information relating to the business and operations of the Corporation and its affiliates, including, without limiting the generality of the foregoing, information with respect to their present and prospective products, systems, customers, agents, processes, and sales and marketing methods. The Executive acknowledges that such information has been and will continue to be of central importance to the business of the Corporation and its affiliates and that disclosure of it to or its use by others could cause substantial loss to the Corporation. The Executive and the Corporation also recognize that an important part of the Executive's duties will be to develop good will for the Corporation and its affiliates through her personal contact with customers, agents and others having business relationships with the Corporation and its affiliates, and that there is a danger that the good will, a proprietary asset of the Corporation and its affiliates, may follow the Executive if and when her relationship with the Corporation is terminated. The Executive accordingly agrees as follows:

         (A) Non-Competition. During the Employment Period the Executive will not, directly or indirectly, either individually or as owner partner, agent, employee, consultant or otherwise, except for the account of and on behalf of the Corporation or their affiliates, engage in any activity competitive with the business of the Corporation or its affiliates, nor will she, in competition with the Corporation or its affiliates, solicit or otherwise attempt to establish for herself or any other person, firm or entity, any new business relationships with any person, firm or corporation which is, at the time this Agreement is entered into, or during her time in office, a customer or employee of the Corporation or one of its affiliates. This is shall not be construed to prevent the Executive from owning, as an investment, not more than 15% of a class of equity securities issued by any competitor of the Corporation or its affiliates and publicly traded and registered under Section 12 of the Securities Exchange Act of 1934.

         (B) Trade Secrets. The Executive will keep confidential any trade secrets or confidential or proprietary information of the Corporation and its affiliates, which are now known to her or which hereafter may become known to her, as a result of her employment or association with the Corporation and shall not at any time directly or indirectly disclose any such information to any person, firm or corporation, or use the same in any way other than in connection with the business of the Corporation or its affiliates during and at all times after the expiration of the Employment Period. For purposes of this Agreement, "trade secrets or confidential or proprietary information" means information unique to the Corporation or any of its affiliates which has a significant business purpose and is not known or generally available from sources outside the Corporation or any of its affiliates, or typical of industry practice.

4. Corporation's Remedies for Breach. It is recognized that damages in the event of breach of paragraph 3 by the Executive would be difficult, if not impossible, to ascertain, and it is, therefore, agreed that the Corporation, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction, enjoining any breach, and the Executive hereby waives any and all defenses he may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief.

         (A) Payment for Termination. Should the Corporation terminate the Executive's employment during the term of this agreement the Executive shall be entitled to a pro rata share of the compensation due for the months the Executive held the position of Secretary/Treasurer. Compensation due in cash is payable in cash on the day of termination.

5. Employment Period. The Employment Period shall commence on the date of this Agreement and shall continue for one year . The Employment Period shall automatically renew unless cancelled in writing at least 30 days prior to the expiration of the term.

6. Termination. This Agreement may be terminated upon mutual consent of the both parties. Executive is required to give two weeks notice, unless subsequently agreed to by the Corporation. The Corporation shall be subject to section 4.A in the event the Executive is terminated.

7. Indemnity. The Corporation agrees to indemnify and hold harmless the Executive from and against any and all losses, claims, damages, expenses, liabilities, or actions to which the Executive may become subject, and will provide a legal defense at no cost to the Executive, or should a conflict arise between a defense available to the Corporation and another Defendant and the Executive, the Corporation shall reimburse the Executive for any legal or other expenses reasonably incurred by her in connection with investigating or defending any claims or actions, whether or not resulting in liability, insofar as such losses, claims, damages, expenses, liabilities, including any and all costs, fees, attorneys fees, or judgments entered against her, and agrees to defend said Executive from all causes of action which may be initiated against the Executive as a result of her position with the Corporation, and or the performance of her duties with the Corporation, or any of its affiliates or subsidiaries, including, but not limited to, all outstanding withholding taxes, state taxes, unpaid corporate obligations, litigation, administrative investigations, existing or future claims of any nature.

8. Enforcement of Agreement. The Corporation will not at any time contest the validity or enforceability of this Agreement.

9. Notice. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement (except that all notices to the Corporation shall be directed to the attention of its President) or to such other address as either party may have furnished to the other in writing in accordance herewith, except that any notice of change in address shall be effective only upon receipt.

10. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and an authorized officer of the Corporation. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in This Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Utah. All references to sections of the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state, or local law.

11. Prior Agreements. This Agreement contains the entire understanding between the parties hereto with respect to the terms and conditions of the Executives employment and severance benefits and supersedes any prior agreement between the Corporation (or any predecessor of the Corporation) and the Executive with respect to the subject matter hereof. If there is any discrepancy or conflict between this Agreement and any plan, policy or program of the Corporation regarding any term or condition of severance benefits, the language of this Agreement shall govern.

12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

13. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

14. Binding Agreement. This Agreement shall be effective as of the date hereof and shall be binding upon and inure to the benefit of the Executive, her heirs, personal and legal representatives, guardians and permitted assigns. The rights and obligations of the Corporation under this Agreement shall inure to the benefit of and shall be binding upon any successor or assignee of the Corporation.

15. Entire Agreement. This Agreement constitutes the entire understanding of the Executive and the Corporation with respect to the subject matter hereof and supersedes any and all prior understandings written or oral. This Agreement may not be changed, modified, or discharged orally, but only by an instrument in writing signed by the parties.

     IN WITNESS WHEREOF, the parties have executed, sealed and delivered this Agreement as of the date first above written.



 /s/ Jane Zheng                                               /s/ James Tilton
Executive                                                          Corporation