Form 10QSB
period 1996-03-31
OMAP HOLDINGS INC
filed 1996-10-04
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from __________ to
__________

Commission file number: 0-11734

                           OMAP HOLDINGS INCORPORATED
                 (Name of Small Business Issuer in Its Charter)



             Nevada                                            87-0548148
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                82-66 Austin Street, Kew Gardens, New York 11415
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes __  No XX

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of August 21, 1996 was 23,875,351.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............3

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.................................................... 5

ITEM 5.  OTHER INFORMATION ....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

         SIGNATURES............................................................7

         INDEX TO EXHIBITS.....................................................8

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


     Unless otherwise indicated, the term "Company" refers to OMAP Holdings Incorporated and its subsidiaries and predecessors. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the fiscal quarter ended March 31, 1996 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and incorporated herein by this reference.

                               TABLE OF CONTENTS
                              FINANCIAL STATEMENTS


BALANCE SHEET (ASSETS).......................................................F-1

INCOME STATEMENT (LIABILITIES)...............................................F-2

STATEMENT OF OPERATIONS......................................................F-3

STATEMENTS OF SHAREHOLDER'S EQUITY...........................................F-4

STATEMENTS OF CASH FLOW......................................................F-5

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


ASSETS
                                                       March 31      December 31
                                                        1996             1995
                                                       ---------      ---------
CURRENT ASSETS

Cash .............................................     $  238,206     $  623,306
Accounts receivable - net ........................        966,289      1,043,012
Accounts receivable - related parties ............          9,843           --
Accounts receivable - other ......................         90,716           --
Advances .........................................        294,051           --
Inventories ......................................        737,963        725,492
                                                       ----------     ----------

                         TOTAL CURRENT ASSETS ....      2,337,068      2,391,810
                                                       ----------     ----------

PROPERTY AND EQUIPMENT - NET .....................      2,199,963      2,238,954
                                                       ----------     ----------

OTHER ASSETS

Patents and related technology - net .............      2,124,925      2,170,833
Prepaid expenses..................................          8,890         20,573
Goodwill .........................................        567,794        597,678
Investment securities ............................        428,077        426,702
Refundable deposit................................          1,628           --
                                                       ----------     ----------

                         TOTAL OTHER ASSETS ......      3,131,314      3,215,786
                                                       ----------     ----------

                               TOTAL ASSETS ......     $7,668,345      7,846,550
                                                       ==========     ==========

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                       March 31      December 31
                                                          1996           1995
                                                     ------------- ------------
CURRENT LIABILITIES

Accounts payable .....................................   $1,247,402   $1,441,494
Notes payable - related parties ......................       67,402      542,809
Accrued expenses .....................................      200,781      108,388
Payroll taxes payable ................................      294,856      448,787
Short-term leases
                                                             82,615         --
                                                         ----------   ----------

                         TOTAL CURRENT LIABILITIES ...    1,893,056    2,541,478
                                                         ----------   ----------

LONG-TERM LIABILITIES

Notes payable
                                                             50,832         --
                                                         ----------   ----------

                         TOTAL LONG-TERM LIABILITIES
                                                             50,832         --
                                                         ----------   ----------

                                   TOTAL LIABILITIES .    1,943,888    2,541,478
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES                                  -             -
                                                       -----------    ---------

STOCKHOLDERS' EQUITY

Common stock-$.001 par value: 100,000,000 shares authorized;
20,161,274 shares issued and outstanding at 3/31/96;
17,981,933 shares issued and
outstanding at12/31/95 .........................         20,161          17,982
Additional paid-in capital .....................     11,112,759      10,274,365
Currency translation adjustment ................         22,311          17,108
Accumulated deficit ............................     (5,430,574)     (5,004,383)
                                                   ------------    ------------

                     TOTAL STOCKHOLDERS' EQUITY       5,724,657       5,305,072
                                                   ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  7,668,545    $  7,846,550
                                                   ============    ============

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                                                   Three Months Ended
                                                                             -------------------------------
                                                                                                    March 31       March 31
                                                                                                     1996           1995
                                                                                                  ----------  --------------
Revenue .....................................................................................   $   854,203          --

Cost of revenue .............................................................................       473,606          --
                                                                                                -----------    -----------
     GROSS PROFIT ...........................................................................       380,597
                                                                                                               -----------
Operating expenses:
  Selling, general and administrative .......................................................       803,454           882
                                                                                                -----------    -----------

     OPERATING LOSS .........................................................................      (422,857)    (882)
Other income (expense):
  Interest income (expense) .................................................................        (3,676)          --
                                                                                                               -----------
  Loss on market decline in securities                                                                  --            --
                                                                                               -----------    -----------
  Other                                                                                                342            --
                                                                                               -----------    -----------

     TOTAL OTHER INCOME (EXPENSE) ...........................................................        (3,334)          --
                                                                                                -----------    -----------

     NET LOSS BEFORE DISCONTINUED OPERATIONS ................................................      (426,191)      (882)
                                                                                                -----------    -----------

Discontinued operations:
  Gain from discontinued operations                                                                 --              749
                                                                                                -----------    -----------

     TOTAL GAIN FROM DISCONTINUED OPERATIONS                                                        --              749


                                    NET LOSS ................................................   $  (426,191)   $      (133)
                                                                                                ===========    ===========

Income (loss) per common share
  Income (loss) before discontinued operations ..............................................         (0.09) $          --
  Income (loss) from discontinued operations
                                                                                                -----------    -----------
                                                                                                -----------    -----------
Income (loss) per weighted average common share .............................................   $     (0.09) $          --
                                                                                                ===========    ===========
  Weighted average number of common shares
  used to compute net loss per common share .................................................     4,603,830        825,469
                                                                                                ===========    ===========

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                                                                                      Total
                                                                  Additional        Currency                       Stockholders'
                                     Common Stock                  Paid-in         Translation       Accumulated      Equity
                           ---------------------------------
                               Shares             Amount           Capital         Adjustment          Deficit        (Deficit)
                           ---------------    --------------    --------------   ---------------    --------------  -------------
Balance
January 31, 1996 .............    17,981,933   $    17,982     $  10,274,365 $        17,108      $ (5,004,383)   5,305,072

Common stock issued
for cash at $0.27/sh .........     2,017,584         2,017       557,982                 --            --           559,999

Common stock issued
for services .................       161,757           162       280,412                 --            --           280,574

Currency translation                    --            --             --               5,203            --             5,203
adjustment

Net loss for the period
ending March 31,1996 .........          --            --            --                  --       (426,191)       (426,191)
                                    -----------   -----------   ------------   -----------    -----------      -----------

Balance
March 31, 1996 ...............    20,161,274   $    20,161   $11,112,759           22,311    $(5,430,574)     $ 5,724,657
                                   ===========   ===========   ============   ===========    ===========      ===========

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                                               For the three months ended
                                                                                        March 31
                                                                     -----------------------------------------------
                                                                             1996                      1995
                                                                     ---------------------     ---------------------
Net income (loss) ................................                   $       (426,191)                (133)
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
     Depreciation and amortization ...................................         118,411                    --
     Loss (gain) on securities .......................................         280,574                    --
                                                                               398,985                    --
                                                                              --------                --------
(Increase) decrease in:
     Accounts receivable - related ...................................          76,723                    --
     Accounts receivable - related ...................................          (9,843)                   --
     Accounts receivable - other .....................................         (90,716)                   --
     Advances ........................................................        (294,051)                   --
     Inventories .....................................................         (12,471)                   --
     Prepaid expenses and refundable deposit .........................          10,055                    --
Increase (decrease) in:
     Accounts payable ................................................        (194,092)                    150
     Notes payable - related party ...................................        (475,407)                   --
     Accrued expenses ................................................          92,393                    --
     Payroll taxes payable ............................................       (153,931)                   --
     Short term leases ................................................         82,615                    --

                                                                              (968,725)                    150
                                                                              --------                --------
                      NET CASH PROVIDED (USED)
                      BY OPERATING ACTIVITIES                                 (995,931)                     17
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of other assets .........................................           --                      --
                                                                              --------                --------
                      NET CASH PROVIDED (USED) BY
                             INVESTING ACTIVITIES ....................            --                      --
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in long term debt .......................................         50,832                    --
     Sale of common stock for cash ....................................        559,999                    --
                                                                              --------                --------
                      NET CASH PROVIDED (USED) BY
                             FINANCING ACTIVITIES ......................       610,831                    --
NET INCREASE IN CASH ...................................................      (385,100)                     17
CASH AT BEGINNING OF PERIOD ............................................       623,306                      85
                                                                              --------                --------
                       CASH AT END OF PERIOD $ .........................     $ 238,206                     102
                                                                              ========                ========

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

     The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally-accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1995. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1996.

2.       Changes in Common Stock

     On January 9, 1996, the Company entered into a one-year Offshore Consulting and Securities Subscription Agreement with various foreign consultants (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the consultants are to introduce the Company to foreign investors, who can provide the Company with needed working capital. On March 12, 1996, pursuant to the Consulting Agreement, the Company authorized the issuance of 112,000 restricted shares of its Common Stock valued at $189,000 to the consultants for services rendered.

     Between January and March 1996, the Company sold Common Stock to two foreign investors. These investors collectively purchased 2,000,000 shares of the Company's Common Stock pursuant to Regulation S of the Securities Act of 1933 for $500,000 in cash.

     During the first quarter of 1996, the Company continued to rely on the consulting services provided by Canton Financial Services Corporation ("CFS"), a Nevada corporation, who billed the Company $119,007 for services rendered in the same period. The Company issued 49,757 restricted shares of its Common Stock to settle December 1995 - February 1996 consulting fees owed to CFS totaling $91,574. As of March 31, 1996, the Company was indebted to CFS for services rendered in March in the amount of $69,711.

3. Settlement of Debt between OMAP Holdings and Kohl

     On December 15, 1995, the Company acquired 99.86% of the outstanding capital stock of Establissements R. Kohl ("Kohl"), a French corporation, pursuant to a Contract of Transfer and Exchange. At the end of the fiscal year 1995, OMAP Holdings was indebted to Kohl in the amount of $500,000 for the balance on the purchase price of Kohl. In March 96, OMAP Holdings paid Kohl $500,000 in the form of a bank draft, thus settling the debt between the two parties.

4. Material Subsequent Events

     On April 1, 1996, Jacky Caille and Maurice Van Gysel resigned as directors of Kohl. Caille and Van Gysel were the individuals who sold the capital stock of Kohl to the Company. Their resignations were the result of a dispute between these former directors and the Company concerning the payments due to Caille and Van Gysel pursuant to the Agreement by which the Company acquired Kohl. Caille and Van Gysel remained with the Company as co-general

     On May 7, 1996, Caille and Van Gysel were terminated from their respective positions as general managers as a result of general disagreements between the two individuals and Kohl's board of directors. Georges d'Humieres was appointed as the general manager of Kohl immediately after the terminations of Caille and Van Gysel.

     On April 1, 1996, the Company renewed its Consulting Agreement with CFS for a one-year term. Under the Consulting Agreement, the Company is obligated to pay a monthly fee of $20,000 or, if higher, the fee for services actually rendered to the Company by CFS. In return, the Company received on-going professional business consulting services.

5. Additional footnotes included by reference


     Except as indicated in Notes 1- 4 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     During the 1995 fiscal year, the Company entered a series of transactions through which it acquired technology, patents and operating assets. On October 23, 1995, the Company acquired 100% of the capital stock of OMAP International Incorporated, a Nevada corporation ("OII"), pursuant to a stock exchange agreement. At the time of this acquisition, OII owned the European patent rights to a paper processing device used in the manufacture of collators. OII also owned all issued and outstanding shares of OMAP SA, a Belgian research and development corporation ("OSA") which purportedly owned the prototypes to a collating machine. On December 15, 1995, the Company acquired technology, customer lists, and other proprietary information related to the manufacture and distribution of collators from a German developer of paper processing technology. On the same day the Company also acquired 99.86% of the outstanding shares of Establissements R. Kohl, a French corporation which owns a manufacturing plant located in Calais, France ("Kohl"). These transactions are discussed at length in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 and the following discussion should be read in conjunction with the Form 10-KSB.

     As a result of these acquisitions, the Company's primary business consists of the manufacture and distribution of industrial and consumer products through its subsidiary Kohl. Since January 1, 1996, Kohl has manufactured and distributed a line of paper collators which sort and staple documents. These devices implement the patents and technology acquired by the Company during the 1995 fiscal year. Kohl also manufactures portable heaters and light fixtures, products which Kohl produced prior to its acquisition by the Company. Finally, Kohl is developing the prototypes for a line of portable food vending machines, including a machine that prepares and dispenses french fries. This french fry machine is protected by patents owned by Kohl.

     On February 23, 1996, OSA filed for bankruptcy protection under the laws of Belgium. OSA is the wholly-owned subsidiary of OII, and was indirectly acquired by the Company as a result of the October 23, 1995 acquisition of OII. At the time it filed for bankruptcy protection, OSA had debts totaling the equivalent of approximately U.S.$400,000 owed to an agency of a Belgian government subdivision. The Company has received correspondence from that creditor indicating that OSA was entitled to protection under the bankruptcy laws of Belgium and that no further action will therefore be taken by the creditor with respect to the debt owed by OSA. Accordingly, the Company does not believe that the bankruptcy of OSA will have a material effect upon the Company's future operations, although no such assurances can be given.

     At the time that the Company acquired OII, it was represented to the Company that OSA owned the prototypes for collators which it had developed. Of the 13,014,144 shares of the Company's common stock, par value $0.001( "Common Stock"), that were issued as consideration for the acquisition of OII, 7,500,000 shares constituted consideration for the capital stock of OSA. Since that time, the Company has received conflicting information concerning what assets were actually owned by OSA on October 23, 1995 and what OMAP SA's net worth was on that date. The Company is currently investigating whether or not OSA owned the assets which it was represented to own at the time of the transaction, but no determination has been made as of the date of this filing. If the Company ultimately determines that OSA misrepresented the extent of its assets, the Company will rescind the acquisition of OII, as it pertains to the acquisition of OSA. Any rescission ultimately effected by the Company will result in the cancellation of 7,500,000 shares of Common Stock, 6,500,000 of which are currently owned by ADS Group, Ltd. (an entity controlled by the Company's chairman of the board of directors), and 1,000,000 of which are currently owned by James Tilton, the Company's president.

     The Company intends that any future rescission of the agreement to acquire OII will only apply to the portions of the agreement which pertain to the Company's acquisition of OSA. OSA has no current operations and has filed for bankruptcy. For these reasons the Company valued OSA at $0 on its audited financial statements for the year ended December 31, 1995. Accordingly, the Company anticipates that any rescission that is ultimately effected will not have a materially adverse effect upon the operations of the Company.

     As stated above, the Company acquired 99.86% of the outstanding capital stock of Kohl pursuant to a December 15, 1995 Contract of Transfer and Exchange of Shares with Jacky Caille and Maurice Van Gysel (the "Kohl Agreement"). Prior to December 15, 1995, Caille and Van Gysel owned or controlled all outstanding shares of Kohl. After the Kohl Agreement, both Caille and Van Gysel remained with Kohl in the capacities of directors and co-general managers.

     On April 1, 1996 and subsequent to the end of the first fiscal quarter, Jacky Caille and Maurice Van Gysel resigned as directors of Kohl. These resignations were the result of a dispute between these former directors and the Company concerning the payments due to Caille and Van Gysel under the December 15, 1995 Kohl Agreement. Caille and Van Gysel claimed that they were promised registered, not restricted shares of Common Stock. They also expressed general dissatisfaction with the past management decisions of Kohl, but did not cite any specific disagreements with the Company or its board of directors. Caille and Van Gysel did, however, remain with Kohl as general managers of operations.

     On May 7, 1996, Caille and Van Gysel were terminated from their respective positions as general managers as a result of general disagreements between the two individuals and Kohl's board of directors. Caille and Van Gysel were the prior owners of Kohl and have a considerable amount of combined experience with the operations of the manufacturing plant. Georges d'Humieres replaced Caille and Van Gysel as the general manager of Kohl. Mr. d'Humieres was appointed to this position because of his financing experience and his connections within France. However, Mr. d'Humieres lacks the manufacturing experience and knowledge of Kohl's operations possessed by his predecessors. Accordingly, the termination of Caille and Van Gysel may have a material future effect on Kohl's operations.

     On April 1, 1996, the Company renewed its Consulting Agreement with Canton Financial Services Corporation, a Nevada corporation which provides the Company with business consulting services ("CFSC"). CFSC assists the Company in preparing the necessary documentation to raise capital, finding new business operations, and conducting public and investor relations. According to the Consulting Agreement, the Company pays CFS a monthly fee of $20,000 or, if higher, the fee for services actually rendered to the Company during the month as determined by a predetermined billing schedule. The Company can pay the consulting fee either in cash or through the issuance of restricted shares of its Common Stock. For purposes of the Consulting Agreement, restricted shares of the Company's Common stock are valued at the lower of one half the closing bid price of the Company's free trading Common Stock on the last day of the month in which services were provided or one half the closing bid price of the Company's free trading Common Stock on the day when the shares are actually issued.

Results of Operations

     Gross revenues for the quarter ended March 31, 1996 were $854,203 compared to zero for the same period in 1995. The increase is attributable to the Company's December 1995 acquisition of Kohl, which is an operating entity. During the first quarter of 1995, the Company had no operations and devoted all its efforts to locating a suitable merger and/or acquisition partner and thus generated no revenue.

     Costs of revenues increased from zero during the first quarter of 1995 to $473,606 for the quarter ended March 31, 1996. Kohl's operations accounted for all costs of revenues for the first quarter of 1996.

     Gross profit was $380,597 for the first three months of 1996 and the gross profit as a percentage of revenues was 45%. Selling, general, and administrative expenses were $882 for the first quarter of 1995 and $803,454 for the period ending March 31, 1996, of which consulting and payroll expenses accounted for $609,167.

     Operating loss was $422,857 during the first quarter of 1996 compared to $882 for the three months ending March 31, 1995. The substantial loss in the first quarter of 1996 is primarily due to the high level of selling, general, and administrative expenses.

     Gain from discontinued operations was zero for the first quarter of 1996 compared to $749 for the first quarter of 1995 and net loss was $426,191 and $133, respectively. Capital Resources and Liquidity

     During the first quarter of 1996, the Company continued to rely on the consulting services provided by Canton Financial Services Corporation ("CFS"), a Nevada corporation. The Company issued 49,757 restricted shares of its Common Stock to settle December 1995 - February 1996 consulting fees owed to CFS totaling $91,574.

     On January 9, 1996, the Company entered into a one-year Offshore Consulting and Securities Subscription Agreement with various foreign consultants (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the consultants are to introduce the Company to foreign investors, who can provide the Company with needed working capital. On March 12, 1996, pursuant to the Consulting Agreement, the Company authorized the issuance of 112,000 restricted shares of its Common Stock valued at $189,000 to the consultants for services rendered.

     Between January and March 1996, the Company sold Common Stock to two foreign investors. These investors collectively purchased 2,000,000 shares of the Company's Common Stock pursuant to Regulation S of the Securities Act of 1933 for $500,000 in cash. In addition, the Company issued 17,584 restricted shares of its Common Stock to BRIA Communications Corporation, an affiliate of the Company, in exchange for $60,000 in cash.

     The Company had a net working capital of $444,012 as of March 31, 1996 compared to a working capital deficiency of $52,545 at the end of March 1995. The main reason behind this increase is Kohl's improved liquidity, which is demonstrated by a net working capital of $712,490.

     Net stockholders' deficit in the Company was $52,545 at the end of March 1995. On March 31, 1996, however, the Company enjoyed a net stockholders' equity of $5,724,657. The main reasons behind the increase are the Company's 1995 acquisition of several patents through issuance of Common Stock and the purchase of Kohl, which had a net stockholders' equity as of March 31, 1996.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     V.K Holdings, Inc. ("VK") filed suit against the Company (Case Number 93-05193-00-0-G) on September 7, 1993 in the 319TH Judicial District Court of Nueces County, Corpus Christi, Texas. VK alleges fraud, violation of the securities laws, and other related causes of action. Also name defendants in the suit are Chad Burnett, Richard Surber, and Kenneth O'Neal in their capacities as officers and directors of the Company in November 1992, the time when the alleged fraudulent acts took place. Based on preliminary investigation, the Company's management believes that VK's allegations are false and unfounded. It further believes that VK's pleadings fail to specify the acts or omissions upon which the cause of action is premised. The Company and VK have initiated discussions in pursuit of a settlement, and the Company is not required to file an answer to VK's complaint until the parties determine that no settlement will be reached. On May 16, 1996, the Court ordered that trial date be set for January 1998, but the Company is uncertain as to whether VK will prosecute the case at that time.

ITEM 5.  OTHER INFORMATION

     On September 30, 1996, the Company received a letter of resignation from Aster De Schrijver, the Company's chairman of the board of directors. Mr. De Schrijver resigned from his position with the Company in order to pursue other business opportunities. On October 2, 1996, the Company accepted Mr. De Schrijver's resignation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. On January 4, 1996, the Company filed a Form 8-K disclosing the resignation of its independent auditor, Smith & Company. On April 22, 1996 and subsequent to the end of the first fiscal quarter, the Company filed a Form 8-K to report its acquisition of all the outstanding shares of OMAP International Incorporated and Kohl SA, and its acquisition of technology related to paper processing devices. The Form 8-K also disclosed the change in control of the Company that was effected as a result of these transactions.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2ND day of October 1996.

         OMAP Holdings Incorporated

         /s/ James Tilton
           James Tilton, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                     Date
---------                      -----                                     ----
/s/ James Tilton    Chief Executive Officer, President,          October 2, 1996
------------------   Treasurer and Director
  James Tilton

/s/ Jane Zheng      Chairman of the Board of Directors           October 2, 1996
------------------- and Director
 Jane Zheng

                                INDEX TO EXHIBITS


EXHIBIT       PAGE
NUMBER        NUMBER                        DESCRIPTION
10(i)(a)        10           Stock Purchase Agreement by and between the Company
                             and BRIA  Communications  Corporation dated January
                             15, 1996.

10(i)(b)        14           Stock Purchase Agreement by and between the Company
                             and BRIA  Communications  Corporation dated January
                             30, 1996.

10(i)(c)        18           Stock Purchase Agreement by and between the Company
                             and BRIA Communications  Corporation dated February
                             9, 1996.

                                EXHIBIT 10(i)(a)

                            STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT ("Agreement") is made effective as of the 15th day of January, 1996, by an between OMAP Holdings Incorporated, a Nevada corporation (the"Company") , and BRIA Communications Corp., a New Jersey corporation (the "Purchaser").

                                    Recitals


     The Company desires to sell and transfer, and Purchaser desires to purchase and acquire, Two Thousand Eight Hundred Fifty Eight (2,858) shares of the Company's common stock, par value $0.0001 per share (the "Shares"), to Purchaser in a private non-registered and non-exempt transaction at the purchase price of $10,000, or $3.50 per share, on the terms and conditions set forth below.

                                    Agreement

1. Sale of Shares. The Company agrees to issue the Shares to Purchaser, and Purchaser agrees to purchase the Shares from the Company. Immediately after the Company receives a duly executed copy of this Agreement and payment of the purchase price as set forth in Section 2 herein, it will cause its agent to deliver a certificate for the Shares to Purchaser.

2. Purchase Price. The purchase price for the Shares is $3.50 per share for a total price of $10,000, cash (the "Purchase Price").

3. Representation and Warranties of Purchaser. Purchaser represents and warrants that:

         a. Purchaser is an entity incorporated in the United States of America.

         b. Purchaser is acquiring the Shares for its own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). Purchaser acknowledges that it has been advised and is aware that the Shares have not been registered under the Act and are being issued as "restricted stock" within the meaning of Rule 144 promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act ("Rule 144"). Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in Rule 144 or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

         c. Purchaser has received all of the information it considers necessary or appropriate for determining whether to purchase the Shares. Purchaser is familiar with the business, affairs, risks and properties of the Company. Purchaser has had an opportunity to ask questions regarding the Company and the terms and conditions of the offering of the Shares and receive such answers from the Company, its officers, directors and other representatives. Purchaser has had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense necessary to verify the accuracy of the information furnished.

         d. Purchaser has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of an investment in the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         e. Purchaser is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as Purchaser deems to be appropriate in purchasing the Shares; Purchaser has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences if investing in the Company. f. Purchaser recognizes that an investment in the securities of the Company involves a substantial risk and understands the risk factors related to the purchase of the Shares.

         g.   Purchaser understands that there may be no market for the Shares.

         h. Purchaser's financial condition is such that Purchaser is under no present or contemplated future need to dispose of any portion of Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

         i. Without in any way limiting the representation set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares unless and until:

                   (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

                   (2) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

         j. Purchaser understands that the certificate(s) evidencing the Shares will bear substantially the following legend:

                   "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the"Act"), nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for non-public offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, and/or pursuant to an opinion of counsel, satisfactory in form and substance to the Company, to the effect that such registration and qualification are not required."

         k. The Purchaser confers full authority upon the Company (i) to instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and (ii) to affix the legend in Section 3(j) above to the certificate(s) representing the Shares.

         l. Purchaser understands that the Company is relying upon Purchaser's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares without registering them under the Act or any law. Therefore, Purchaser agrees to indemnify the Company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement. Purchaser further understands that the Company will make an appropriate notation on its transfer records of the restrictions applicable to these Shares.

4. Representations and Warranties of the Company. The Company represents and warrants that:

         a. The Company is a corporation duly organized, validly existing under the laws of the State of Nevada.

         b. The Company has all necessary corporate power and authority under the laws of the State of Nevada and all other applicable provisions of law to own its properties and other assets it now owns, to carry on its business as is now conducted, and to execute and deliver and carry out the provisions of this Agreement.

         c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5. Survival of Representations, Warranties and Covenants. The representations, warranties and covenants made by the Company and Purchaser in this Agreement shall survive the purchase and sale of the Shares.

6.   Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not effect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and insure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

     IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.

OMAP Holdings Incorporated ("Company")   BRIA Communications Corp. ("Purchaser")


/s/ James Tilton                                       /s/ Richard Lifschutz
James Tilton, President                           Richard Lifschutz, President

                                EXHIBIT 10(i)(b)

                            STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT ("Agreement") is made effective as of the 30th day of January, 1996, by an between OMAP Holdings Incorporated, a Nevada corporation (the"Company") , and BRIA Communications Corp., a New Jersey corporation (the "Purchaser").

                                    Recitals


     The Company desires to sell and transfer, and Purchaser desires to purchase and acquire, Six Thousand One Hundred Fifty Four (6,154) shares of the Company's common stock, par value $0.0001 per share (the "Shares"), to Purchaser in a private non-registered and non-exempt transaction at the purchase price of $20,000, or $3.25 per share, on the terms and conditions set forth below.

                                    Agreement

1. Sale of Shares. The Company agrees to issue the Shares to Purchaser, and Purchaser agrees to purchase the Shares from the Company. Immediately after the Company receives a duly executed copy of this Agreement and payment of the purchase price as set forth in Section 2 herein, it will cause its agent to deliver a certificate for the Shares to Purchaser.

2. Purchase Price. The purchase price for the Shares is $3.25 per share for a total price of $20,000, cash (the "Purchase Price").

3. Representation and Warranties of Purchaser. Purchaser represents and warrants that:

         a. Purchaser is an entity incorporated in the United States of America.

         b. Purchaser is acquiring the Shares for its own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). Purchaser acknowledges that it has been advised and is aware that the Shares have not been registered under the Act and are being issued as "restricted stock" within the meaning of Rule 144 promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act ("Rule 144"). Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in Rule 144 or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

         c. Purchaser has received all of the information it considers necessary or appropriate for determining whether to purchase the Shares. Purchaser is familiar with the business, affairs, risks and properties of the Company. Purchaser has had an opportunity to ask questions regarding the Company and the terms and conditions of the offering of the Shares and receive such answers from the Company, its officers, directors and other representatives. Purchaser has had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense necessary to verify the accuracy of the information furnished.

         d. Purchaser has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of an investment in the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         e. Purchaser is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as Purchaser deems to be appropriate in purchasing the Shares; Purchaser has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences if investing in the Company. f. Purchaser recognizes that an investment in the securities of the Company involves a substantial risk and understands the risk factors related to the purchase of the Shares.

         g.   Purchaser understands that there may be no market for the Shares.

         h. Purchaser's financial condition is such that Purchaser is under no present or contemplated future need to dispose of any portion of Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

         i. Without in any way limiting the representation set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares unless and until:

              (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

              (2) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

         j. Purchaser understands that the certificate(s) evidencing the Shares will bear substantially the following legend:

                        "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the"Act"), nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for non-public offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, and/or pursuant to an opinion of counsel, satisfactory in form and substance to the Company, to the effect that such registration and qualification are not required."

         k. The Purchaser confers full authority upon the Company (i) to instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and (ii) to affix the legend in Section 3(j) above to the certificate(s) representing the Shares.

         l. Purchaser understands that the Company is relying upon Purchaser's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares without registering them under the Act or any law. Therefore, Purchaser agrees to indemnify the Company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement. Purchaser further understands that the Company will make an appropriate notation on its transfer records of the restrictions applicable to these Shares.

4. Representations and Warranties of the Company. The Company represents and warrants that:

         a. The Company is a corporation duly organized, validly existing under the laws of the State of Nevada.

         b. The Company has all necessary corporate power and authority under the laws of the State of Nevada and all other applicable provisions of law to own its properties and other assets it now owns, to carry on its business as is now conducted, and to execute and deliver and carry out the provisions of this Agreement.

         c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5. Survival of Representations, Warranties and Covenants. The representations, warranties and covenants made by the Company and Purchaser in this Agreement shall survive the purchase and sale of the Shares.

6.   Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not effect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and insure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

     IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.

OMAP Holdings Incorporated ("Company")   BRIA Communications Corp. ("Purchaser")

/s/ James Tilton                                       /s/ Richard Lifschutz
James Tilton, President                            Richard Lifschutz, President

                                EXHIBIT 10(i)(c)

                            STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT ("Agreement") is made effective as of the 9th day of February, 1996, by an between OMAP Holdings Incorporated, a Nevada corporation (the"Company") , and BRIA Communications Corp., a New Jersey corporation (the "Purchaser").

                                    Recitals


     The Company desires to sell and transfer, and Purchaser desires to purchase and acquire, Eight Thousand Five Hundred Seventy Two (8,572) shares of the Company's common stock, par value $0.0001 per share (the "Shares"), to Purchaser in a private non-registered and non-exempt transaction at the purchase price of $30,000, or $3.50 per share, on the terms and conditions set forth below.

                                    Agreement

1 Sale of Shares. The Company agrees to issue the Shares to Purchaser, and Purchaser agrees to purchase the Shares from the Company. Immediately after the Company receives a duly executed copy of this Agreement and payment of the purchase price as set forth in Section 2 herein, it will cause its agent to deliver a certificate for the Shares to Purchaser.

2. Purchase Price. The purchase price for the Shares is $3.50 per share for a total price of $30,000, cash (the "Purchase Price").

3. Representation and Warranties of Purchaser. Purchaser represents and warrants that:

         a. Purchaser is an entity incorporated in the United States of America.

         b. Purchaser is acquiring the Shares for its own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). Purchaser acknowledges that it has been advised and is aware that the Shares have not been registered under the Act and are being issued as "restricted stock" within the meaning of Rule 144 promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act ("Rule 144"). Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in Rule 144 or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

         c. Purchaser has received all of the information it considers necessary or appropriate for determining whether to purchase the Shares. Purchaser is familiar with the business, affairs, risks and properties of the Company. Purchaser has had an opportunity to ask questions regarding the Company and the terms and conditions of the offering of the Shares and receive such answers from the Company, its officers, directors and other representatives. Purchaser has had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense necessary to verify the accuracy of the information furnished.

         d. Purchaser has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of an investment in the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         e. Purchaser is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as Purchaser deems to be appropriate in purchasing the Shares; Purchaser has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences if investing in the Company.

         f. Purchaser recognizes that an investment in the securities of the Company involves a substantial risk and understands the risk factors related to the purchase of the Shares.

         g.   Purchaser understands that there may be no market for the Shares.

         h. Purchaser's financial condition is such that Purchaser is under no present or contemplated future need to dispose of any portion of Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

         i. Without in any way limiting the representation set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares unless and until:

              (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

              (2) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

         j. Purchaser understands that the certificate(s) evidencing the Shares will bear substantially the following legend:

                        "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the"Act"), nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for non-public offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, and/or pursuant to an opinion of counsel, satisfactory in form and substance to the Company, to the effect that such registration and qualification are not required."

         k. The Purchaser confers full authority upon the Company (i) to instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and (ii) to affix the legend in Section 3(j) above to the certificate(s) representing the Shares.

         l. Purchaser understands that the Company is relying upon Purchaser's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares without registering them under the Act or any law. Therefore, Purchaser agrees to indemnify the Company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement. Purchaser further understands that the Company will make an appropriate notation on its transfer records of the restrictions applicable to these Shares.

4. Representations and Warranties of the Company. The Company represents and warrants that:

         a. The Company is a corporation duly organized, validly existing under the laws of the State of Nevada.

         b. The Company has all necessary corporate power and authority under the laws of the State of Nevada and all other applicable provisions of law to own its properties and other assets it now owns, to carry on its business as is now conducted, and to execute and deliver and carry out the provisions of this Agreement.

         c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5. Survival of Representations, Warranties and Covenants. The representations, warranties and covenants made by the Company and Purchaser in this Agreement shall survive the purchase and sale of the Shares.

6.   Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not effect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and insure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

     IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.

OMAP Holdings Incorporated ("Company")   BRIA Communications Corp. ("Purchaser")


/s/ James Tilton                                       /s/ Richard Lifschutz
James Tilton, President                           Richard Lifschutz, President