Form 10KSB/A
period 1995-12-31
OMAP HOLDINGS INC
filed 1996-10-10
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

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

Results of Operations

         The Company generated no operating revenues for 1995 or 1994. This is due to the fact that the Company devoted all its efforts to disposing of unprofitable subsidiaries and locating suitable merger/acquisition partners during 1994. In 1995, the Company continued to actively search for acquisition opportunities until December 15, 1995, when it acquired Kohl; however, since Kohl had a minimum level of operations from December 15, 1995 to December 31, 1995 due to the holidays, results of operations for Kohl were not incorporated in the Consolidated Statements of Operations for the year ended December 31, 1995. Consequently, the Company showed no operating revenues for either 1994 or 1995. Note 8 to the Consolidated Financial Statements presents the Proforma
Statements of Operations as if the acquisition had been effective January 1, 1994 and 1995. For additional information on Kohl, see "Item 1 - Description of Business."

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

         The Company realized gain from disposition of subsidiaries in the amount of $751,800 in 1994 compared to $0 for 1995. During 1994, the Company liquidated the remainder of its subsidiaries and many assets were liquidated at prices above the original costs.

         The Company had a net loss of $652,508 compared to net income of $776,423 for 1994. The comparison of net income (loss) figures is essentially irrelevant since the Company had no significant operations in 1994 and 1995 and net income for 1994 mostly stemmed from extraordinary items.

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

         Net stockholders' deficit in the Company was $52,412 at the end of 1994. At the end of 1995, however, the Company had a net stockholders' equity of $5,305,072. The main reasons behind the increase are the Company's acquisition of several patents through issuance of its Common Stock, and the purchase of Kohl, which had a net stockholders' equity as of December 31, 1995.

         On January 9, 1996, the Company entered into a one-year Offshore Consulting and Securities Subscription Agreement with various foreign consultants (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the consultants are to introduce the Company to foreign investors, who can provide the Company with needed working capital. On March 12, 1996, pursuant to the Consulting Agreement, the Company authorized the issuance of 112,000 restricted shares of its Common Stock, valued at $189,000, to the consultants for services provided.

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



         See the audited financial statements attached hereto and numbered F-1 through F-24.

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

Notes to the Consolidated Financial Statements........................... F - 10

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
OMAP Holdings Incorporated and Subsidiaries
(Formerly Logos International, Inc. and Subsidiaries)
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of OMAP Holdings Incorporated and Subsidiaries (formerly Logos International, Inc. and Subsidiaries) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMAP Holdings Incorporated and Subsidiaries (formerly Logos International, Inc. and Subsidiaries) as of December 31, 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
September 4, 1996


                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                           Consolidated Balance Sheet


                                     ASSETS


                                                                    December 31,
                                                                        1995

CURRENT ASSETS

  Cash and cash equivalents ................................          $  623,306
  Accounts receivable - net (Note 1) .......................           1,043,012
  Inventories (Note 2) .....................................             725,492
                                                                      ----------

     Total Current Assets ..................................           2,391,810

PROPERTY AND EQUIPMENT - NET (Note 3) ......................           2,238,954
                                                                      ----------

OTHER ASSETS

Patents and related technology - net (Note 4) ................         2,170,833
Prepaid expenses .............................................            20,573
Goodwill (Note 1) ............................................           597,678
Investment securities (Note 9) ...............................           426,702
                                                                      ----------

   Total Other Assets ........................................         3,215,786

   TOTAL ASSETS ..............................................        $7,846,550
                                                                      ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                           Consolidated Balance Sheet


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    December 31,
                                                                          1995

CURRENT LIABILITIES

Accounts payable ............................................         $1,441,494
Notes payable - related-parties (Note 5) ....................            542,809
Accrued expenses ............................................            108,388
Payroll taxes payable .......................................            448,787
                                                                      ----------

   Total Current Liabilities ................................          2,541,478

    Total Liabilities .......................................          2,541,478

COMMITMENTS AND CONTINGENCIES (Note 12)                                       -
                                                                   -------------

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized
  of $0.001 par value, 17,981,933 shares issued
 and outstanding ...........................................             17,982
Additional paid-in capital .................................         12,569,607
Currency translation adjustment ............................             17,108
Accumulated deficit ........................................         (7,299,625)
                                                                   ------------

    Total Stockholders' Equity .............................          5,305,072

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............       $  7,846,550
                                                                   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                      Consolidated Statements of Operations


                                                        For the Years Ended
                                                            December 31,
                                                           1995          1994

NET SALES ........................................   $      --      $      --

COST OF SALES ....................................          --             --
                                                     -----------    -----------

GROSS MARGIN .....................................          --             --

EXPENSES

 Amortization expense ............................         4,168           --
 Selling, general and administrative expenses ....       653,424        151,429
                                                     -----------    -----------

     Total Expenses ..............................       657,592        151,429
                                                     -----------    -----------

LOSS FROM OPERATIONS .............................      (657,592)      (151,429)
                                                     -----------    -----------

OTHER INCOME (EXPENSE)

  Interest income ................................         3,000           --
  Interest expense ...............................           (55)       (10,379)
  Dividend income ................................           749           --
  Gain on sale of investments ....................          --          157,018
  Forgiveness of debt income .....................         1,390         29,413
                                                     -----------    -----------

     Total Other Income (Expense) ................         5,084        176,052
                                                     -----------    -----------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS .........................      (652,508)        24,623

INCOME FROM DISPOSITION OF SUBSIDIARIES ..........          --          751,800
                                                     -----------    -----------

NET INCOME (LOSS) ................................   $  (652,508)   $   776,423
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE

  Operating income (loss) ........................   $     (0.17)   $      0.04
  Income from disposition of subsidiaries ........          --             1.11
                                                     -----------    -----------

     Total Net Income (Loss) Per Share ...........   $     (0.17)   $      1.15
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES ................     3,944,800        672,511
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

                                                                                                                            Total
                                                                           Additional      Currency                    Stockholders'
                                                    Common Stock            Paid-in       Translation      Accumulated      Equity
                                              Shares          Amount        Capital        Adjustment        Deficit       (Deficit)

Balance, December 31, 1993 ..........        621,033    $        621    $  6,783,572    $       --     $ (7,423,540)   $   (639,347)

Common Stock issued for
 related party debt valued
 at $1.00 per share .................         40,363              40          40,241            --             --            40,281

Common Stock issued for debt
 valued at $1.54 per share ..........         21,653              22          33,365            --             --            33,387

Common Stock issued for services
 valued at $0.83 per share ..........        145,000             145         119,880            --             --           120,025

Cancellation of Common Stock ........         (2,580)             (3)        (25,797)           --             --           (25,800)

Discontinued operations .............           --              --          (357,381)           --             --          (357,381)

Net income for the year ended
 December 31, 1994 ..................           --              --              --              --          776,423         776,423
                                        ------------    ------------    ------------    ------------   ------------    ------------

Balance, December 31, 1994 ..........        825,469             825       6,593,880            --       (6,647,117)        (52,412)

Common Stock issued for
 services valued at an average
 of $0.27 per share .................      1,458,909           1,459         390,889            --             --           392,348

Common Stock issued for patents
 and related technology valued at
 $3.00 per share ....................        733,334             733       2,199,267            --             --         2,200,000

Common Stock issued for investments
 valued at $1.50 per share ..........        211,764             212         316,490            --             --           316,702

Common Stock issued for investments
 in subsidiaries valued @ $0.15/share     13,585,573          13,586       1,999,428            --             --         2,013,014

Common Stock issued for cash
 valued at $0.85 per share ..........      1,266,984           1,267       1,069,733            --             --         1,071,000

Cancellation of Common Stock ........       (100,100)           (100)            (80)           --             --              (180)

Currency translation adjustment .....           --              --              --            17,108           --            17,108

Net loss for the year ended
 December 31, 1995 ..................           --              --              --              --         (652,508)       (652,508)
                                        ------------    ------------    ------------    ------------   ------------    ------------

Balance, December 31, 1995 ..........     17,981,933    $     17,982    $ 12,569,607    $     17,108   $ (7,299,625)   $  5,305,072
                                        ============    ============    ============    ============   ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                      Consolidated Statements of Cash Flows

                                                       For the Years Ended
                                                            December 31,
                                                          1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) ................................   $  (652,508)   $   776,423
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities:
  Amortization expense ...........................         4,168           --
  Gain on sale of investments ....................          --         (157,018)
  Gain on discontinued operations ................          --         (751,800)
  Common stock issued for services ...............       392,348        120,025
  Forgiveness of debt ............................        (1,390)       (29,413)
Changes in Assets and Liabilities:
  (Increase) decrease in accounts receivable .....      (623,104)          --
  (Increase) decrease in notes receivable ........          --           93,569
  (Increase) decrease in inventory ...............      (725,492)          --
  (Increase) decrease in prepaid expenses ........       (20,573)          --
  Increase (decrease) in other assets ............          --           25,800
  Increase (decrease) in bank overdraft ..........          --             (147)
  Increase (decrease) in accounts payable
   and accrued expenses ..........................     1,849,339         94,821
  Increase (decrease) in notes payable
   - related parties .............................       515,748          1,612
                                                     -----------    -----------

  Net Cash Provided by Operating Activities ......       738,536        173,872
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment ...........................    (1,076,315)          --
 Purchase of investments .........................      (110,000)          --
                                                     -----------    -----------

 Net Cash Used in Investing Activities ...........   $(1,186,315)   $      --
                                                     -----------    -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                       For the Years Ended
                                                                                                       December 31,
                                                                                          1995                1994


CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on notes receivable .......................   $     --     $ (173,787)
 Common Stock issued for cash .......................    1,071,000         --
                                                        ----------   ----------

 Net Cash Provided (Used) by Financing Activities ...    1,071,000     (173,787)
                                                        ----------   ----------

NET INCREASE IN CASH ................................      623,221           85

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR .................................           85         --
                                                        ----------   ----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR .......................................   $  623,306   $       85
                                                        ==========   ==========


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

     CASH PAID FOR:
       Interest ........................................ $       55   $    9,692
       Income taxes .................................... $     --     $     --

NON-CASH FINANCING ACTIVITIES

  Common stock issued for patents and related technology
   (Note 7) ............................................ $2,200,000   $     --
  Common stock issued for investments .................. $  316,702   $     --
  Common stock issued for acquisition of subsidiaries .. $2,013,014   $     --

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

          On December 15, 1995, the Company purchased Kohl for $3,000,000. This $3,000,000 was paid by issuing 571,429 restricted shares of the Company's Common Stock which was valued at $3.50 per share at the time of issuance and by paying $1,000,000 in cash. The acquisition resulted in the land and building being revalued to their fair market value of $2,018,036. The purchase of Kohl resulted in the creation of goodwill of $517,138.

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

          f. Inventories

          Inventory supplies are stated at the lower of cost (computed on weighted average basis) or market. The gross value of the inventory includes the buying cost and the incidental expenses such as the transportation costs of the buying department. The valuation allowance of $444,931 for the inventory represents 100% of the estimated unsalable products (see Note 2).

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

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES

              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 3 - PROPERTY AND EQUIPMENT

          Property  and  equipment  at  December  31,  1995   consisted  of  the
          following:

                  Land                         $       567,604
                  Buildings                          1,754,074
                  Tools                              1,500,514
                  Furniture and fixtures               181,327
                                              ----------------

                  Total                              4,003,519
                  Less accumulated depreciation     (1,764,565)

                  Property and equipment - net $     2,238,954
                                             =================

          The  purchase of Kohl as  described in Note 1 occurred on December 15,
          1995  therefore  no   depreciation   is  reflected  in  the  financial
          statements for the year ended December 31, 1995.

NOTE 4 -     PATENTS AND RELATED TECHNOLOGY

          Patents and related technology at December 31, 1995 consisted of the following:

                  Patents and related technology      $  2,200,000
                  Less accumulated amortization            (29,167)
                                                           --------

             Patents and related technology - net       $  2,170,833
                                                        = ==========

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
              Repaid March 1996.                                     $   500,000
             Note payable to shareholder/consultant, unsecured,
              non-interest bearing, due upon demand.                     26,861
             Note payable to shareholder, unsecured, non-interest
              bearing, due upon demand.                                  15,948

                  Total related-party notes payable                   $  542,809
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

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES

              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 6 -     GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $7,299,625 at December 31, 1995 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional selling avenues through the development and sales of its patented paper collators and to rely upon additional equity financing if required to sustain operations.

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

                                             For the Year Ended December 31, 1995
                                   OMAP                               Proforma        Proforma
                                 Holdings       R. Kohl              Adjustments       Combined
                                              (Unaudited)            (Unaudited)      (Unaudited)

NET SALES .................   $      --      $ 6,156,259              $      --     $  6,156,259
COST OF SALES .............          --       (4,542,321)                    --       (4,542,321)
                              -----------    -   -----------         ------------     -----------
GROSS MARGIN ..............          --        1,613,938                               1,613,938
EXPENSES ..................      (657,592)    (2,589,297)                (147,814)    (3,394,703)
                               -----------     -----------           ------------      ----------
LOSS FROM OPERATIONS ......      (657,592)      (975,359)                (147,814)    (1,780,765)
OTHER  INCOME
 (EXPENSE) ................         5,084        (51,330)                 --            (46,246)
                            -----------    -   -----------          -------------      --------------

NET LOSS ..................   $  (652,508)   $(1,026,689 )        $     (147,814)   $(1,827,011)
                           ===========    =   ===========            ============   ============

NET LOSS PER SHARE ........                                                         $     (0.41)
                                                                                  ==============

                                                                    For the Year Ended December 31, 1994
                                                              OMAP                          Proforma       Proforma
                                                            Holdings        R. Kohl         Adjustments    Combined
                                                                          (Unaudited)      (Unaudited)   (Unaudited)

NET SALES ..........................................    $      --       $ 6,111,166     $      --       $ 6,111,166
COST OF SALES ......................................           --        (4,261,583)           --        (4,261,583)
                                                         -----------     -----------     -----------     -----------
GROSS MARGIN .......................................           --         1,849,583            --         1,849,583
EXPENSES ...........................................       (151,429)     (2,359,748)       (147,814)     (2,658,991)
                                                         -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS ...............................       (151,429)       (510,165)       (147,814)       (809,408)
OTHER  INCOME
 (EXPENSE) .........................................        176,052        (175,870)           --               182
                                                         -----------     -----------     -----------     -----------
NET INCOME (LOSS)
 BEFORE DISCONTINUED
 OPERATIONS ........................................         24,623        (686,035)       (147,814)       (809,226)
INCOME FROM DISPOSITION
 OF SUBSIDIARIES ...................................        751,800            --              --           751,800
                                                         -----------     -----------     -----------     -----------

NET INCOME (LOSS) ..................................    $   776,423    $   (686,035)  $    (147,814)    $   (57,426)
                                                        ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER SHARE
  Operating Loss ...................................                                                    $     (0.65)
  Income from disposition of subsidiaries ..........                                                   .60
                                                                                                         -----------

     Total Net Income (Loss) Per share .............                                                    $     (0.05)
                                                                                                         ===========

          The proforma adjustments represents depreciation of $44,386 on the stepped-up basis of the Kohl building and goodwill amortization of $103,428. The building is being depreciated over 31 years and the goodwill is being amortized over 5 years.

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

          For federal income tax purposes, the Company has net operating loss carry forwards of approximately $4,370,000 and net capital loss carryforwards of approximately $2,890,000 at December 31, 1995. The net operating loss carryforwards will expire between the years 2007 and 2010. The net capital loss carryforwards will expire between the years 1997 and 1999. Use of these loss carryforwards may be limited due to changes in ownership and changes in the type of business operations.

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

NOTE 13 -      SUBSEQUENT EVENTS

          The Company is currently investigating whether or not the Agreement pursuant to which the Company acquired OSA was invalid based on a failure to provide adequate consideration. The Company has received conflicting information concerning what assets were owned by OSA on October 23, 1995, the day on which the Company indirectly acquired the capital stock of OSA. If the Company determines that the assets represented to be owned by OSA at the time of the transaction were not actually owned by OSA, the Company will rescind the October 23 Stock Exchange Agreement as it pertains to the acquisition of OSA. Rescission of that Agreement will result in the cancellation of the 7,500,000 shares of common stock indirectly issued in exchange for OSA, 6,500,000 of which were issued to the Company's largest shareholder, and 1,000,000 of which were beneficially issued to the Company's president. No final determination has been made with respect to this issue. As a result of the above, the Company's investment in OSA has been recorded at zero value in the consolidated financial statements.

          On January 9, 1996, the Company entered into a one-year Offshore Consulting and Securities Subscription Agreement with various foreign consultants (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the consultants are to introduce the Company to foreign inventors, who can provide the Company with needed working capital. In exchange for the services rendered, the consultants will receive restricted shares of the Company's common stock. On March 12, 1996, pursuant to the Consulting Agreement, the Company authorized the issuance of 112,000 restricted shares of its common stock to the consultants valued at $189,000 for services provided.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
                           December 31, 1995 and 1994

NOTE 13 -      SUBSEQUENT EVENTS (Continued)

          Between January and April 1996, the Company issued common stock to ten foreign investors. These investors collectively purchased 5,500,000 shares of the Company's common stock issued pursuant to Regulation S of the Securities Act of 1933 for $660,000.

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

NOTE 14 -      PRIOR PERIOD ADJUSTMENT

          A prior period adjustment relating to the accounting for 1994 discontinued operations was recorded during the current year. The adjustment resulted in a decrease of $751,272 to previously reported net income for 1994. The 1994 consolidated statements of operations, stockholders' equity (deficit) and cash flows have been restated for the effect of the adjustment.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9TH day of October 1996.

         OMAP Holdings Incorporated

            /S/James Tilton
           -----------------------
           James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                 Title                                  Date
                         President, Chief Executive Officer,     October 9, 1996
 /S/James Tilton         Treasurer and Director
----------------
  James Tilton

/S/Jane Zheng            Secretary and Director                  October 9, 1996
----------------
  Jane Zheng