Form 10QSB/A
period 1996-03-31
OMAP HOLDINGS INC
filed 1996-10-10
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A



(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________ to________



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

                                TABLE OF CONTENTS

BALANCE SHEETS (ASSETS)......................................................F-1

BALANCE SHEETS (LIABILITIES).................................................F-2

STATEMENT OF OPERATIONS......................................................F-3

STATEMENT OF STOCKHOLDER'S EQUITY............................................F-4

STATEMENT OF CASH FLOWS......................................................F-5

         NOTES...............................................................F-6


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                                 OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                               (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                                  CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       March 31      December 31
                                                        1996             1995
                                                    ------------    -----------
CURRENT LIABILITIES

Accounts payable .................................     $1,247,402     $1,441,494
Notes payable - related parties ..................         67,402        542,809
Accrued expenses .................................        200,781        108,388
Payroll taxes payable ............................        294,856        448,787
Short-term leases ................................         82,615           --
                                                       ----------     ----------

                 TOTAL CURRENT LIABILITIES .......      1,893,056      2,541,478
                                                       ----------     ----------

LONG-TERM LIABILITIES

Notes payable ......................................        50,832          --
                                                         ---------     ---------

                 TOTAL LONG-TERM LIABILITIES .......        50,832          --
                                                         ---------     ---------

                       TOTAL LIABILITIES ...........     1,943,888     2,541,478
                                                         ---------     ---------

COMMITMENTS AND CONTINGENCIES ......................          --            --
                                                         ---------     ---------

STOCKHOLDERS' EQUITY

Common stock-$.001 par value: 100,000,000 shares authorized;
20,161,274 shares issued and outstanding at 3/31/96;
17,981,933 shares issued and
outstanding at 12/31/95 ........................         20,161          17,982
Additional paid-in capital .....................     13,408,001      12,569,607
Currency translation adjustment ................         22,111          17,108
Accumulated deficit ............................     (7,725,816)     (7,299,625)
                                                   ------------    ------------

         TOTAL STOCKHOLDERS'  EQUITY ...........      5,724,457       5,305,072
                                                   ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $  7,668,345    $  7,846,550
                                                   ============    ============
      See notes to consolidated unaudited condensed financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                    Three Months Ended
                                                                        ---------------------------------
                                                                            March 31         March 31
                                                                             1996              1995
                                                                        ----------------  ---------------

Revenue ...............................................................   $    854,203    $       --
Cost of revenue .......................................................        473,606            --
                                                                           ------------    ------------
                                         GROSS PROFIT .................        380,597            --

Operating expenses:
  Selling, general and administrative .................................        803,454             882
                                                                            ------------    ------------

                                    OPERATING LOSS ....................       (422,857)           (882)

Other income (expense):

  Interest income (expense) ...........................................         (3,676)           --
  Loss on market decline in securities ................................           --              --
  Other ...............................................................            342            --
                                                                            ------------    ------------

                   TOTAL OTHER INCOME (EXPENSE) .......................         (3,334)           --
                                                                            ------------    ------------

            NET LOSS BEFORE DISCONTINUED OPERATIONS ...................       (426,191)           (882)
                                                                            ------------    ------------

Discontinued operations:
  Gain from discontinued operations ...................................           --               749
                                                                            ------------    ------------

        TOTAL GAIN FROM DISCONTINUED OPERATIONS .......................           --               749


                                                               NET LOSS   $   (426,191) $         (133)
                                                                           ============    ============

Income (loss) per common share
  Income (loss) before discontinued operations ........................                   $      (0.02)   $       --
  Income (loss) from discontinued operations ..........................           --              --
                                                                                          ------------    ------------

Income (loss) per weighted average common share .......................                   $      (0.02)              $
                                                                                          ============    ============

  Weighted average number of common shares
  used to compute net loss per common share ...........................     18,640,963         825,469
                                                                                          ============    ============

      See notes to consolidated unaudited condensed financial statements.

                                             OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                                        (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                                 CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                            Total
                                                                    Additional        Currency                         Stockholders'
                                             Common Stock            Paid-in         Translation        Accumulated         Equity
                                         -------------------
                                         Shares          Amount      Capital         Adjustment          Deficit          (Deficit)
                                        ----------     ----------   ---------       ------------       ------------      ----------
Balance
January 31, 1996 .................     17,981,933    $    17,982    $12,569,607    $    17,108    $     (7,299,625) $     5,305,072

Common stock issued
for cash at $0.27/sh .............      2,017,584          2,017        557,982           --                   --           559,999

Common stock issued
for services .....................        161,757            162        280,412           --                   --           280,574

Currency translation .............           --             --             --            5,003                 --             5,003
adjustment

Net loss for the period
ending March 31,1996 .............           --             --             --             --               (426,191)       (426,191)
                                      -----------      -----------    -----------     -----------       -----------     -----------

Balance
March 31, 1996 ................... $  20,161,274    $    20,161    $13,408,001    $    22,111    $     (7,725,816) $     5,724,457
                                     ===========    ===========    ===========    ==  ===========      ===========     ===========

                                See notes to consolidated unaudited condensed financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOW


                                                      For the three months ended
                                                                March 31
                                                         ----------------------
                                                           1996         1995
                                                       ------------  ----------

Net income (loss) ....................................   $(426,191)   $    (133)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
     Depreciation and amortization ...................     118,411         --
     Common stock issued for services ................     280,574         --

                                                           398,985         --
                                                         ---------    ---------
(Increase) decrease in:
     Accounts receivable - net .......................      76,723         --
     Accounts receivable - related ...................      (9,843)        --
     Accounts receivable - other .....................     (90,716)        --
     Advances ........................................    (294,051)        --
     Inventories .....................................     (12,471)        --
     Prepaid expenses and refundable deposit .........      10,055         --
Increase (decrease) in:
     Accounts payable ................................    (194,092)         150
     Notes payable - related party ...................    (475,407)        --
     Accrued expenses ................................      92,393         --
     Payroll taxes payable ...........................    (153,931)        --
     Short term leases ...............................      82,615         --

                                                          (968,725)         150
                                                         ---------    ---------
                    NET CASH PROVIDED (USED)
                     BY OPERATING ACTIVITIES .........    (995,931)          17

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of other assets ........................        --           --
                                                         ---------    ---------

                    NET CASH PROVIDED (USED) BY
                           INVESTING ACTIVITIES ......        --           --

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in long term debt ......................      50,832         --
     Sale of common stock for cash ...................     559,999         --
                                                         ---------    ---------

                     NET CASH PROVIDED (USED) BY
                            FINANCING ACTIVITIES .....     610,831         --

NET INCREASE IN CASH .................................    (385,100)          17
CASH AT BEGINNING OF PERIOD ..........................     623,306           85
                                                         ---------    ---------
                        CASH AT END OF PERIOD $ ......     238,206    $     102
                                                         =========    =========

      See notes to consolidated unaudited condensed financial statements.

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

     Net stockholders' deficit in the Company was $52,545 at the end of March 1995. On March 31, 1996, however, the Company enjoyed a net stockholders' equity of $5,724,457. The main reasons behind the increase are the Company's 1995 acquisition of several patents through issuance of Common Stock and the purchase of Kohl, which had a net stockholders' equity as of March 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9TH day of October 1996.

         OMAP Holdings Incorporated

         /s/ James Tilton
         -------------------
         James Tilton, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                        Date
---------              -----                                        ----
/s/ James Tilton       Chief Executive Officer, President,       October 9, 1996
----------------

  James Tilton         Treasurer and Director
/s/ Jane Zheng         Chairman of the Board of Directors and    October 9, 1996
---------------
 Jane Zheng            Director