Form 10QSB
period 1996-06-30
OMAP HOLDINGS INC
filed 1996-10-15
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
_____________________



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

                                    Yes __  No XX

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of September 13, 1996 was 23,875,351.

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............3

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................6

ITEM 5.  OTHER INFORMATION.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

         SIGNATURES............................................................7

         INDEX TO EXHIBITS.....................................................8

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to OMAP Holdings Incorporated and its subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended June 30, 1996 and statements of operations, statements of shareholders equity, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and incorporated herein by this reference.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


ASSETS
                                                        June 30      December 31
                                                          1996           1995
                                                        ---------      ---------
CURRENT ASSETS

Cash .............................................   $    14,191    $   623,306
Accounts receivable - net ........................       607,326      1,043,012
Accounts receivable - related parties ............       169,843           --
Accounts receivable - other ......................       400,247           --
Inventories ......................................       723,778        725,492
                                                     -----------    -----------

                          TOTAL CURRENT ASSETS ...     1,915,385      2,391,810
                                                     -----------    -----------

PROPERTY AND EQUIPMENT

Buildings ........................................     1,756,930      1,754,074
Land .............................................       567,604        567,604
Equipment and tools ..............................     1,508,012      1,500,514
Furniture and fixture ............................       178,172        181,327
Less: accumulated depreciation ...................    (1,865,285)    (1,764,565)
                                                     -----------    -----------

             TOTAL PROPERTY AND EQUIPMENT - NET ..     2,145,433      2,238,954
                                                     -----------    -----------

OTHER ASSETS

Patents and related technology - net .............     2,078,486      2,170,833
Prepaid expenses .................................         7,144         20,573
Goodwill .........................................       537,910        597,678
Investment securities ............................       426,702        426,702
                                                     -----------    -----------

                             TOTAL OTHER ASSETS ..     3,050,242      3,215,786
                                                     -----------    -----------

                                   TOTAL ASSETS ..   $ 7,111,060    $ 7,846,550
                                                     ===========    ===========

      See notes to consolidated unaudited condensed financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        June 30      December 31
                                                          1996           1995
                                                        ---------      ---------
CURRENT LIABILITIES

Accounts payable ...................................    $1,163,699    $1,441,494
Notes payable - related parties ....................        69,838       542,809
Accrued expenses ...................................       234,103       108,388
Payroll taxes payable ..............................          --         448,787
                                                        ----------    ----------

                       TOTAL CURRENT LIABILITIES ...     1,467,640     2,541,478
                                                        ----------    ----------

LONG-TERM LIABILITIES

Notes payable ......................................        35,154          --
                                                        ----------    ----------

                    TOTAL LONG-TERM LIABILITIES ....        35,154          --
                                                        ----------    ----------

                              TOTAL LIABILITIES ....     1,502,794     2,541,478
                                                        ----------    ----------

COMMITMENTS AND CONTINGENCIES ......................          --            --
                                                        ----------    ----------

STOCKHOLDERS' EQUITY

Common stock-$.001 par value: 100,000,000 shares authorized;
23,704,544 shares issued and outstanding at 6/30/96;
17,981,933 shares issued and
outstanding at 12/31/95 ........................         23,705          17,982
Additional paid-in capital .....................     13,634,169      12,569,607
Currency translation adjustment ................           (282)         17,108
Accumulated deficit ............................     (8,049,326)     (7,299,625)
                                                   ------------    ------------

                 TOTAL STOCKHOLDERS'  EQUITY ...      5,608,266       5,305,072
                                                   ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $  7,111,060    $  7,846,550
                                                   ============    ============

      See notes to consolidated unaudited condensed financial statements.

                                             OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                                        (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                                      CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                    Six Months Ended
                                                        -----------------------------------  -----------------------------------
                                                            June 30            June 30            June 30            June 30
                                                             1996               1995               1996               1995
                                                        ----------------   ----------------  -----------------   ---------------
Revenue (net of returns) ......................   $    672,370    $       --      $  1,526,573    $       --
Cost of revenue ...............................        511,963            --           985,569            --
                                                     ------------    ------------    ------------    ------------
                     Gross profit .............        160,407            --           541,004            --

Operating expenses:
  Selling, general and administrative .........        496,988           7,249       1,300,442           8,132
                                                     ------------    ------------    ------------    ------------

            Operating income (loss) ...........       (336,581)         (7,249)       (759,438)         (8,132)

Other income (expense):

  Interest income .............................          2,491            --             2,491            --
  Interest expense ............................         (9,870)           --           (13,546)           --
  Forgiveness of debt .........................           --              --              --              --
  Miscellaneous other income (expense) ........           (246)           --                96            --
  Bad debt expense ............................           --              --              --              --
                                                    ------------    ------------    ------------    ------------
           Total Other Income (expenses) ......         (7,625)           --           (10,959)           --
                                                    ------------    ------------    ------------    ------------

Net loss before discontinued operations .......       (344,206)         (7,249)       (770,397)         (8,132)
                                                    ------------    ------------    ------------    ------------

Gain from discontinued operations .............           --              --              --               749
                                                    ------------    ------------    ------------    ------------

Net loss before extraordinary items ...........       (344,206)         (7,249)       (770,397)         (7,383)
                                                    ------------    ------------    ------------    ------------

Extraordinary items ...........................          3,108            --             3,108            --
                                                    ------------    ------------    ------------    ------------

Net loss ......................................     $ (341,098)    $   (7,249)   $   (767,289)   $      (7,383)
                                                    ============    ============    ============    ============

Income (loss) per common share
  Income (loss) before discontinued operations      $    (0.01)    $    (0.01)   $      (0.04)   $      (0.01)
  Income (loss) from discontinued operations ..           --              --              --              --
                                                   ------------    ------------    ------------    ------------
  Income (loss) before extraordinary items ....          (0.01)         (0.01)          (0.04)          (0.01)
  Income (loss) from extraordinary items ......           --              --              --              --
                                                   ------------    ------------    ------------    ------------


Income (loss) per weighted average common share    $     (0.01)   $     (0.01)   $      (0.04)   $      (0.01)
                                                   ============    ============    ============    ============

  Weighted average number of common shares
  used to compute net loss per common share ...   $ 22,985,133    $    827,679    $ 20,940,875    $    827,679
                                                  ============    ============    ============    ============

                                 See notes to consolidated unaudited condensed financial statements.

                                             OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                                        (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                                 CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                          Total
                                                                 Additional         Currency                          Stockholders'
                                     Common Stock                  Paid-in         Translation        Accumulated         Equity
                           ---------------------------------
                               Shares            Amount            Capital         Adjustment          Deficit          (Deficit)
                           ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Balance
January 1, 1996                17,981,933  $         17,982  $     12,569,607  $         17,108  $     (7,299,625) $       5,305,072

Common stock issued
for cash at $0.13/sh            5,517,584             5,518           714,482                  -                 -           720,000

Common stock issued
for services                      205,027                205          350,080                  -                 -          350,285

Currency translation
adjustment                               -                 -                 -          (17,390)                 -          (17,390)

Net loss for the period
ending June 30, 1996                     -                 -                 -                 -         (767,289)         (767,289)
                           ---------------   ---------------   ---------------   ---------------   ---------------   ---------------

Balance
June 30, 1996                  23,704,544  $         23,705  $     13,634,169  $            (282)$     (8,066,914) $       5,590,678
                           ===============   ===============   ===============   ===============   ===============   ===============

                                See notes to consolidated unaudited condensed financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

                                                       For the six months ended
                                                                June 30
                                                      -------------------------
                                                          1996            1995
                                                        --------         ------
Net income (loss) ................................   $  (767,289)   $    (7,383)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
     Depreciation and amortization ...............       238,600           --
     Cancellation of stock for services ..........          --             (180)
     Common stock issued for services ............       350,285           --
(Increase) decrease in:
     Accounts receivable - net ...................       435,686           --
     Accounts receivable - related parties .......      (169,843)         3,000
     Accounts receivable - other .................      (400,247)          --
     Inventories .................................         1,714           --
     Prepaid expenses ............................        13,429           --
Increase (decrease) in:
     Accounts payable and accrued expenses .......      (152,080)         7,585
     Notes payable - related party ...............      (455,383)          --
     Payroll taxes payable .......................      (448,787)          --
                                                     -----------    -----------
                   NET CASH PROVIDED (USED)
                    BY OPERATING ACTIVITIES ......    (1,353,915)         3,022

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ........................       (10,354)          --
                                                     -----------    -----------
              NET CASH PROVIDED (USED) BY
                     INVESTING ACTIVITIES ........       (10,354)          --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash for previously-issued stock ............          --            3,000
     Common stock issued for cash ................       720,000           --
     Increase in long-term debt ..................        35,154           --
                                                     -----------    -----------
             NET CASH PROVIDED (USED) BY
                     FINANCING ACTIVITIES ........       755,154           --

NET INCREASE (DECREASE ) IN CASH .................      (609,115)            22
CASH AT BEGINING OF PERIOD .......................       623,306             85
                                                     -----------    -----------
                     CASH AT END OF PERIOD .......   $    14,191    $       107
                                                     ===========    ===========

      See notes to consoldiated unaudited condensed financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1995. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1996.

2.       Consulting Agreement with Canton Financial Services Corp.

         On April 1, 1996, the Company renewed its Consulting Agreement with Canton Financial Services Corporation, a Nevada corporation which provides the Company with business consulting services ("CFSC"). CFSC assists the Company in preparing the necessary documentation to raise capital, finding new business operations, and conducting public and investor relations. According to the Consulting Agreement, the Company pays CFSC a monthly fee of $20,000 or, if higher, the fee for services actually rendered to the Company during the month as determined by a predetermined billing schedule. The Company can pay the consulting fee either in cash or through the issuance of restricted shares of its Common Stock. For purposes of the Consulting Agreement, restricted shares of the Company's Common stock are valued at the lower of one half the closing bid price of the Company's free trading Common Stock on the last day of the month in which services were provided or one half the closing bid price of the Company's free trading Common Stock on the day when the shares are actually issued.

3.       Changes in Common Stock

         On January 9, 1996, the Company entered into a one-year Offshore Consulting and Securities Subscription Agreement with various foreign consultants (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the consultants are to introduce the Company to foreign investors, who can provide the Company with needed working capital.

         Between January and April 1996, the Company sold Common Stock to ten foreign investors. These investors collectively purchased 5,500,000 shares of the Company's Common Stock pursuant to Regulation S of the Securities Act of 1933 for $660,000 in cash. In addition, the Company issued 17,584 restricted shares of its Common Stock to BRIA Communications Corporation, an affiliate of the Company, in exchange for $60,000 in cash during first quarter of 1996.

         During the second quarter of 1996, the Company continued to rely on the consulting services provided by CFSC, who billed the Company $88,879 for services rendered in the same period. The Company issued 43,270 restricted shares of its Common Stock to settle March 1996 consulting fees owed to CFSC totaling $69,711. As of June 30, 1996, the Company was indebted to CFSC for services rendered in the amount of $45,617.

4.       Changes in Management of Kohl

         On April 1, 1996, Jacky Caille and Maurice Van Gysel resigned as directors of Kohl. Caille and Van Gysel were the individuals who sold the capital stock of Kohl to the Company. Their resignations were the result of a dispute between these former directors and the Company concerning the payments due to Caille and Van Gysel pursuant to the Agreement by which the Company acquired Kohl. Caille and Van Gysel remained with the Company as co-general.

         On May 7, 1996, Caille and Van Gysel were terminated from their respective positions as general managers as a result of general disagreements between the two individuals and Kohl's board of directors. Georges d'Humieres was appointed as the general manager of Kohl immediately after the terminations of Caille and Van Gysel.

5.       Changes in Management of OMAP Holdings

     On September 30, 1996, the Company received a letter of resignation from Aster De Schrijver, the Company's chairman of the board of directors. Mr. De Schrijver resigned from his position with the Company in order to pursue other business opportunities. On October 2, 1996, the Company accepted Mr. De Schrijver's resignation.

6.       Additional footnotes included by reference

         Except as indicated in Notes 1-5 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         During the 1995 fiscal year, the Company entered a series of transactions through which it acquired technology, patents, operating subsidiaries and other assets. On October 23, 1995, the Company acquired 100% of the capital stock of OMAP International Incorporated, a Nevada corporation ("OII"), pursuant to a stock exchange agreement. At the time of this acquisition, OII owned the European patent rights to a paper processing device used in the manufacture of collators. OII also owned all issued and outstanding shares of OMAP SA, a Belgian research and development corporation ("OSA") which purportedly owned the prototypes to a collating machine. On December 15, 1995, the Company acquired technology, customer lists, and other proprietary information related to the manufacture and distribution of collators from a German developer of paper processing technology. On the same day the Company also acquired 99.86% of the outstanding shares of Establissements R. Kohl, a French corporation which owns a manufacturing plant located in Calais, France ("Kohl"). These transactions are discussed at length in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 and the following discussion should be read in conjunction with the Form 10-KSB.

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

         At the time that the Company acquired OII, it was represented to the Company that OSA owned the prototypes for collators which it had developed. Of the 13,014,144 shares of the Company's common stock, par value $0.001 ("Common Stock"), that were issued as consideration for the acquisition of OII, 7,500,000 shares constituted consideration for the capital stock of OSA. Since that time, the Company has received conflicting information concerning what assets were actually owned by OSA on October 23, 1995 and what OSA's net worth was on that date. The Company is currently investigating whether or not OSA owned the assets which it was represented to own at the time of the transaction, but no determination has been made as of the date of this filing. If the Company ultimately determines that OSA misrepresented the extent of its assets, the Company will rescind the acquisition of OII, as it pertains to the acquisition of OSA. Any rescission ultimately effected by the Company will result in the cancellation of 7,500,000 shares of Common Stock, 6,500,000 of which were issued to ADS Group, Ltd. (an entity controlled by the Company's former chairman of the board of directors), and 1,000,000 of which were issued to James Tilton, the Company's president.

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

         On May 7, 1996, Caille and Van Gysel were terminated from their respective positions as general managers as a result of general disagreements between the two individuals and Kohl's board of directors. Caille and Van Gysel were the prior owners of Kohl and have a considerable amount of combined experience with the operations of the manufacturing plant. Georges d'Humieres replaced Caille and Van Gysel as the general manager of Kohl. Mr. d'Humieres was appointed to this position because of his financing experience and his broad business and governmental experience within France. However, Mr. d'Humieres lacks the manufacturing experience and knowledge of Kohl's operations possessed by his predecessors. Accordingly, the termination of Caille and Van Gysel will likely have a material future effect on Kohl's operations.

         The Company has received correspondence from Mr. d'Humieres indicating that Kohl is in need of an immediate cash infusion to continue its operations. Mr. d'Humieres has informed the Company that Kohl requires $400,000 to pay its vendors and otherwise satisfy its short term cash needs. Mr. d'Humieres has stated that he will consider filing for bankruptcy protection on behalf of Kohl if this money is not received. The Company is currently attempting to raise money on behalf of Kohl. The Company is preparing to make a private offering of its Common Stock. The Company is also investigating alternative means of raising capital, including attempting to sell some or all of the Company's investment securities. The Company contracted with Williamson & Associates, a public realtions firm, to help create investor awareness of the Company. Williamson & Associates was also retained to assist the Company in finding debt and equity financing.

         On October 11, 1996, the Company became aware that a principal of Williamson & Associates has been accused of securities law violations. As of the date of this filing, the Company is not aware of the details of the accusation and does not know how this will affect the Company's relationship with Williamson & Associates or the Company's attempts to raise capital. The Company was relying in large part upon the assistance of Williamson & Associates to help the Company raise the $400,000 for Kohl. Accordingly, the Company cannot provide any assurances that it will be able to find alternative methods of obtaining debt or equity financing for Kohl. Kohl is the Company's only operating subsidiary and therefore the Company's ultimate success or failure in raising capital on behalf of Kohl will likely have a significant effect upon the future of the Company.

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

Results of Operations

         Gross revenues for the six months ended June 30, 1996 were $1,526,573 compared to zero for the same period in 1995. The increase is attributable to the Company's December 1995 acquisition of Kohl, which is an operating entity. During the first and second quarter of 1995, the Company had no operations and devoted all its efforts to locating a suitable merger and/or acquisition partner and thus generated no revenue.

          Costs of revenues increased from zero during the first six months of 1995 to $985,569 for the same period in 1996. Kohl's operations accounted for all costs of revenues for 1996.

         Gross profit was $541,004 for the first six months of 1996 and the gross profit as a percentage of revenues was 35%. Selling, general, and administrative expenses were $8,132 for the first and second quarter of 1995 and $1,300,442 for the same period in 1996, of which consulting and payroll expenses accounted for $785,413.

         Operating loss was $759,438 during the first six months of 1996 compared to $8,132 for the first and second quarter of 1995. The substantial loss in the first quarter of 1996 is primarily due to the high level of selling, general, and administrative expenses.

         Interest income was $2,491 for the six months ended June 30, 1996 compared to zero for the same period in 1995. Interest expense was $13,546 and zero for the six months ended June 30, 1996 and 1995, respecitvely. Interest income and expense in 1996 mostly stemmed from the normal business operations of Kohl.

         Gain from discontinued operations was zero for the first six months of 1996 compared to $749 for the same period in 1995. The Company incurred extraordinary expenses in the amount of $3,108 during the first six months of 1996 compared to zero for 1995 and net loss was $767,289 and $7,383, respectively

Capital Resources and Liquidity

         During the second quarter of 1996, the Company continued to rely on the consulting services provided by Canton Financial Services Corporation ("CFSC"), a Nevada corporation. The Company issued 43,270 restricted shares of its Common Stock to settle March 1996 consulting fees owed to CFSC totaling $69,711.

         On January 9, 1996, the Company entered into a one-year Offshore Consulting and Securities Subscription Agreement with various foreign consultants (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the consultants are to introduce the Company to foreign investors, who can provide the Company with needed working capital.

         Between January and April 1996, the Company sold Common Stock to ten foreign investors. These investors collectively purchased 5,500,000 shares of the Company's Common Stock pursuant to Regulation S of the Securities Act of 1933 for $660,000 in cash. In addition, the Company issued 17,584 restricted shares of its Common Stock to BRIA Communications Corporation, an affiliate of the Company, for $60,000 in cash during first quarter of 1996.

         The Company had a net working capital of $430,157 as of June 30, 1996 compared to a working capital deficiency of $56,975 at the end of June 1995. The main reason behind this working capital increase is Kohl's improved liquidity.

         Net stockholders' deficit in the Company was $56,974 at the end of June 1995. On June 30, 1996, however, the Company enjoyed a net stockholders' equity of $5,590,678. The main reasons for the increase are the Company's 1995 acquisition of several patents and purchase of Kohl through issuance of Common Stock. Kohl had a positive stockholders' equity as of June 30, 1996.

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

ITEM 5.  OTHER INFORMATION

         On October 2, 1996, the Company received a letter of resignation from Aster De Schrijver, the Company's chairman of the board of directors. This letter was dated September 30, 1996. At the time of his resignation, Mr. De Schrijver did not express any disagreements with the Company or its management. The Company has accepted Mr. De Schrijver's resignation.

         On October 2 1996, the Company appointed Lawrence Derrick Ashcroft as the Company's director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. On April 22, 1996, the Company filed a Form 8-K to report its acquisition of all the outstanding shares of OMAP International Incorporated and Kohl SA, and its acquisition of technology related to paper processing devices. The Form 8-K also disclosed the change in control of the Company that was effected as a result of these transactions.

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

Signature                            Title                             Date
 /s/ James Tilton      Chief Executive Officer, President,       October 9, 1996
-----------------            Treasurer and Director
 James Tilton

 /s/ Jane Zheng               Secretary and Director             October 9, 1996
-----------------
 Jane Zheng

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       PAGE              DESCRIPTION

3(i)           *    The  Company's  Articles  of  Incorporation,  as restated to reflect the October 30, 1995 Certificate of Amendment to the Company's Articles of Incorporation, incorporated herein by reference to the Company's annual report of Form 10-KSB filed with the Commission on October 2, 1996.


3(ii)          *    The Company's Bylaws, incoporated herein by reference to the
                    Company's  annual  report on Form  10-KSB for the year ended
                    December 31, 1992.