Form 10QSB
period 1996-09-30
OMAP HOLDINGS INC
filed 1996-11-14
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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

                                    Yes  XX          No

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of September 30, 1996 was 25,875,344.

                                       Total of Sequentially Numbered Pages: 14
                                                        Exhibit Index on Page: 8

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ............3

                                     PART II

ITEM 5.  OTHER INFORMATION ....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

         SIGNATURES ...........................................................7

         INDEX TO EXHIBITS ....................................................8

                                        Total of sequentially numbered Pages: 14
                                                    Exhibit Index on Page:     8

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to OMAP Holdings Incorporated and its subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended September 30, 1996 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and incorporated herein by this reference.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


ASSETS
                                                       September 30  December 31
                                                          1996           1995
                                                     -------------   -----------
CURRENT ASSETS

Cash ..............................................   $    14,899    $   623,306
Accounts receivable - net .........................       363,859      1,043,012
Accounts receivable - related parties .............       160,000           --
Accounts receivable - other .......................       353,607           --
Inventories .......................................       675,501        725,492
                                                      -----------    -----------

                 TOTAL CURRENT ASSETS .............     1,567,866      2,391,810
                                                      -----------    -----------

PROPERTY AND EQUIPMENT

Buildings .........................................     1,757,109      1,754,074
Land ..............................................       567,604        567,604
Equipment and tools ...............................     1,508,939      1,500,514
Furniture and fixture .............................       180,559        181,327
Less: accumulated depreciation ....................    (1,910,885)   (1,764,565)
                                                      -----------    -----------

                 TOTAL PROPERTY AND EQUIPMENT - NET     2,103,326      2,238,954
                                                      -----------    -----------

OTHER ASSETS

Patents and related technology - net ..............     2,032,049      2,170,833
Prepaid expenses ..................................         7,257         20,573
Goodwill - net ....................................       508,026        597,678
Investment securities .............................       436,702        426,702
                                                      -----------    -----------

                 TOTAL OTHER ASSETS ...............     2,984,034      3,215,786
                                                      -----------    -----------

                 TOTAL ASSETS .....................   $ 6,655,226    $ 7,846,550
                                                      ===========    ===========

       See notes to consolidated unaudited condensed financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     September 30    December 31
                                                         1996           1995
                                                     -------------  ------------
CURRENT LIABILITIES

Accounts payable .................................. $    892,314    $  1,441,494
Notes payable - related parties ...................      216,807         542,809
Accrued expenses ..................................      214,082         108,388
Payroll taxes payable .............................         --           448,787
                                                      ----------    ------------

         TOTAL CURRENT LIABILITIES ................    1,323,203       2,541,478
                                                    ------------    ------------

LONG-TERM LIABILITIES

Notes payable .....................................       19,737            --
                                                    ------------    ------------

          TOTAL LONG-TERM LIABILITIES .............       19,737            --
                                                    ------------    ------------

          TOTAL LIABILITIES .......................    1,342,940       2,541,478
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES .....................         --              --
                                                    ------------    ------------

STOCKHOLDERS' EQUITY

Common stock-$.001 par value:
100,000,000 shares authorized;
23,705,760 shares issued and
 outstanding at 9/30/96;
17,981,933 shares issued and
outstanding at 12/31/95 ...........................       23,706          17,982
Additional paid-in capital ........................   13,640,168      12,569,607
Currency translation adjustment ...................       (1,593)         17,108
Accumulated deficit ...............................   (8,349,995)     (7,299,625)
                                                    ------------    ------------

          TOTAL STOCKHOLDERS'  EQUITY .............    5,312,286       5,305,072
                                                    ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  6,655,226    $  7,846,550
                                                    ============    ============

       See notes to consolidated unaudited condensed financial statements.

                                                          OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                                                (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
                                              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                          Three Months Ended             Nine Months Ended
                                                                    -----------------------------    ------------------------
                                                                  September 30      September 30   September 30    September 30
                                                                      1996             1995            1996            1995
                                                                   -----------     ------------   ------------     ------------
Revenue (net of returns) ....................................   $    692,301    $       --      $  2,218,874    $       --
Cost of revenue .............................................        396,861            --         1,382,430            --
                                                                    ------------    ------------    ------------    ---------
                                                 Gross profit        295,440            --           836,444            --

Operating expenses:
  Selling, general and administrative .......................        561,527          57,492       1,861,969          65,624
                                                                    ------------    ------------    ------------    ---------

                    Operating income (loss) .................       (266,087)        (57,492)     (1,025,525)        (65,624)

Other income (expense):

  Interest income ...........................................          1,127            --             3,618            --
  Interest expense ..........................................         (6,047)            (55)        (19,593)            (55)
  Forgiveness of debt .......................................           --               513            --               513
  Miscellaneous other income (expense) ......................           --              --                96            --
  Bad debt expense ..........................................           --              --              --              --
                                                                    ------------    ------------    ------------    ---------

                Total Other Income (expenses) ...............         (4,920)            458         (15,879)            458
                                                                    ------------    ------------    ------------    ---------

Net loss before income taxes ................................       (271,007)        (57,034)     (1,041,404)        (65,166)
                                                                   ------------    ------------    ------------    ---------

Income taxes ................................................           (506)           --              (506)           --
                                                                    ------------    ------------    ------------    ---------

Net operating loss ..........................................       (271,513)        (57,034)     (1,041,910)        (65,166)

Gain from discontinued operations ...........................           --              --              --               749
                                                                     ------------    ------------    ------------    ---------

Net loss before extraordinary items .........................       (271,513)        (57,034)     (1,041,910)        (64,417)
                                                                    ------------    ------------    ------------    ---------

Extraordinary items .........................................        (11,568)           --            (8,460)           --
                                                                     ------------    ------------    ------------    ---------

Net loss ....................................................   $   (283,081)      $  (57,034)    $(1,050,370)    $  (64,417)
                                                                     ============    ============    ============    =========

Income (loss) per common share
  Income (loss) before discontinued operations ..............   $       (0.01)          (0.07)         (0.05)           (0.08)
  Income (loss) from discontinued operations ................           --              --              --              --
                                                                       ------------    ------------    ------------    ---------
  Income (loss) before extraordinary items ..................           (0.01)          (0.07)          (0.05)          (0.08)
  Income (loss) from extraordinary items ....................           --              --              --              --
                                                                       ------------    ------------    ------------    ---------


Income (loss) per weighted average common share .............   $        (0.01)          (0.07)         (0.05)           (0.08)
                                                                      ============    ============    ============    =========

  Weighted average number of common shares
  used to compute net loss per common share .................         23,704,544         855,871      21,868,823         855,871
                                                                      ============    ============    ============    =========

      See notes to consolidated unaudited condensed financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
              (FORMERLY LOGOS INTERNATIONAL, INC. AND SUBSIDIARIES)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

                                                       For the nine months ended
                                                              September 30
                                                      --------------------------
                                                          1996             1995
                                                     -------------   -----------
Net income (loss) ................................   $(1,050,370)   $   (64,417)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
     Depreciation and amortization ...............       362,055           --
     Cancellation of stock for services ..........          --             (180)
     Common stock issued for services ............       350,285         56,331
(Increase) decrease in:
     Accounts receivable - net ...................       679,153           --
     Accounts receivable - related parties .......      (160,000)        (5,128)
     Accounts receivable - other .................      (353,607)          --
     Inventories .................................        49,991           --
     Prepaid expenses ............................        13,316           --
     Investment Securities .......................       (10,000)          --
Increase (decrease) in:
     Accounts payable and accrued expenses .......      (443,486)          (608)
     Notes payable - related party ...............      (326,002)          --
     Payroll taxes payable .......................      (448,787)          --
                                                     -----------    -----------
                     NET CASH PROVIDED (USED)
                      BY OPERATING ACTIVITIES ....    (1,337,452)       (14,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ........................       (10,692)          --
                                                     -----------    -----------
                   NET CASH PROVIDED (USED) BY
                          INVESTING ACTIVITIES ...       (10,692)          --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash for previously-issued stock ............          --            3,000
     Common stock issued for cash ................       720,000      11,000.00
     Increase in long-term debt ..................        19,737           --
                                                     -----------    -----------
                    NET CASH PROVIDED (USED) BY
                           FINANCING ACTIVITIES ..       739,737         14,000

NET INCREASE (DECREASE ) IN CASH .................      (608,407)            (2)
CASH AT BEGINING OF PERIOD .......................       623,306             85
                                                     -----------    -----------
                          CASH AT END OF PERIOD ..   $    14,899    $        83
                                                     ===========    ===========

           See notes to consolidated unaudited financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The  Company's   primary  business  consists  of  the  manufacture  and
distribution of industrial and consumer products through its subsidiary Establissements R. Kohl, a corporation organized under the laws of France ("Kohl"). Since January 1, 1996, Kohl has manufactured and distributed a line of paper collators which sort and staple documents. These devices implement patents and technology acquired by the Company during the 1995 fiscal year. Kohl also manufactures portable heaters and light fixtures, products which Kohl produced prior to its acquisition by the Company. Finally, Kohl is developing prototypes for a line of food vending machines.

         During the third quarter of fiscal 1996, the Company received correspondence from Georges d'Humieres, the general manager of Kohl, indicating that Kohl is in need of an immediate cash infusion to sustain its operations. Mr. d'Humieres informed the Company that Kohl requires approximately US$400,000 to pay its vendors and otherwise satisfy its short term cash needs. Mr. d'Humieres has indicated that he will consider filing for bankruptcy protection on behalf of Kohl if this money is not received. Kohl is the Company's only operating subsidiary and therefore the Company's ultimate success or failure in raising capital on behalf of Kohl will likely have a significant effect upon the future of the Company.

         As a result of its correspondence with Mr. d'Humieres, the Company has focused its efforts toward raising money on behalf of Kohl. Pursuant to a September 23, 1996 Warrant Purchase Agreement, the Company issued a total of six million warrants to Age Investments Co ("Age"). Each warrant gives the holder the right to purchase one share of the Company's common stock, par value $0.001 ("Common Stock"). The exercise prices of the warrants are staggered, with two million Class A warrants exercisable at $0.375, two million Class B warrants exercisable at $0.50, one million Class C warrants exercisable at $0.75, and one million Class D warrants exercisable at $1.00. The resale of both the warrants and the Common Stock underlying the warrants is restricted pursuant to Rule 144 under the Securities Act of 1933 ("Rule 144"). However, the Company agreed to use its best efforts to file a registration statement covering both the warrants and the underlying Common Stock. The Company received $6,000 for the sale of the warrants, and will receive an additional $3.5 million if all warrants transferred under the Warrant Purchase Agreement are ultimately exercised.

         On October 4, 1996, the Company executed an Agreement with CEA Lab, Inc., a Kansas corporation ("CEA"), pursuant to which the Company will transfer all of its investment securities. The securities to be transferred by the Company consist of shares of common stock in the following three companies: BRIA Communications Corporation, a New Jersey corporation; Eurotronics Holdings Incorporated, a Utah corporation; and Tianrong Building Material Holdings, Ltd., a Utah corporation. The resale of all shares to be transferred by the Company is restricted pursuant to Rule 144. The Company booked these shares at an aggregate value of $436,702 on its unaudited financial statements for the quarter ended September 30, 1996. The Company discounted the stock on its books to account for the resale restrictions. For more information regarding the restricted common stock transferred by the Company, see the Company's Form 10-KSB for fiscal year ended December 31, 1996.

         In exchange for these restricted investment securities, the Company will receive from CEA registered securities in various public companies which shall have an approximate market value of $430,000. The Company entered the Agreement with CEA because it allowed the Company to increase its liquidity by acquiring marketable securities in exchange for restricted securities. The Company and CEA are now in the process of transferring the ownership of the shares to be exchanged under the Agreement. When the Company officially becomes the beneficial owner of the registered shares, it will consider selling some or all of the shares in order to generate cash for Kohl. The Company can provide no assurances that it will be able to sell the registered investment securities at a price sufficient to satisfy the cash needs of Kohl.

         The Company also intends to attempt to raise additional capital through one or more private offerings of its Common Stock. However, the Company can provide no assurances that such an offering will successfully generate the cash flow necessary to satisfy Kohl's cash needs.

         During the third quarter of fiscal 1996, the Company has contracted with Williamson & Associates, a public relations firm, to help create investor awareness of the Company. Williamson & Associates was also retained to assist the Company in finding debt and equity financing. Williamson & Associates is an affiliate of both CEA and Age. On October 11, 1996, the Company became aware that a principal of Williamson & Associates has been accused of securities law violations. As of the date of this filing, the Company is not aware of the details of the accusation and does not know how this will affect the Company's relationship with Williamson & Associates or the Company's attempts to raise capital. The Company is relying substantially upon the assistance of Williamson & Associates to help the Company raise the $400,000 for Kohl. Accordingly, the Company cannot provide any assurances that it will be able to find alternative methods of obtaining debt or equity financing for Kohl.

         In February 1996, OSA, a subsidiary of one of the Company's wholly-owned subsidiaries, filed for bankruptcy protection under the laws of Belgium. Based on this bankruptcy filing, as well as correspondence with government officials in Belgium, the Company now believes that there were no assets of value in OSA at the time that it was indirectly acquired by the Company. The Company has placed a stop transfer order on the 7.5 million shares of Common Stock that were issued as consideration for OSA, 6.5 million of which were issued to an entity controlled by the Company's former chairman of the board of directors, and one million of which were issued to the Company's president and director. The Company is currently structuring an agreement that will formally unwind the Company's acquistion of OSA on grounds that adequate consideration was not paid in exchange for the 7.5 million shares issued to acquire OSA. The one million shares issued to the Company's president have already been surrendered to the Company. At this time the Company does not know whether it will have to initiate legal proceedings to recover the additional 6.5 million shares.

         Since OSA has no current operations and is in bankruptcy, the Company valued OSA at $0 on its audited financial statements for the year ended December 31, 1995. Accordingly, the Company anticipates that the rescission of the OSA acquisition will not have a materially adverse effect upon the Company's operations, although the total number of shares of outstanding Common Stock will be reduced by 7.5 million. For more information on OSA, see the Company's Form 10-KSB for fiscal year ended December 31, 1995.

Results of Operations

         Gross revenues for the nine months ended September 30, 1996 were $2,218,874 compared to zero for the same period in 1995. During the three months ended September 30, gross revenue was $692,301 for 1996 and zero for 1995. The increase in both cases is attributable to the Company's December 1995 acquisition of Kohl. During the first nine months of 1995, the Company had no operations and devoted all its efforts to locating a suitable merger and/or acquisition partner and thus generated no revenue.

         Costs of revenues increased from zero during the first nine months of 1995 to $1,382,430 for the same period in 1996. Costs of revenues for the third quarter in 1996 were $396,861 compared to zero for the same period in 1995. Kohl's operations accounted for all costs of revenues for 1996.

         Gross profit was $836,444 for the nine months ended September 30, 1996 and $295,440 for the quarter ended the same date. Gross profit as a percentage of revenues was 38% and 43%, respectively. Selling, general, and administrative expenses were $65,624 from January 1 through September 30, 1995 and $1,861,969 for the comparable period in 1996, of which consulting and payroll expenses accounted for $1,110,409. For the quarter ended September 30, selling, general, and administrative expenses were $57,492 for 1995 and $561,527 for 1996.

         Interest income was $3,618 for the nine months ended September 30, 1996 compared to zero for the same period in 1995. During the three months ended September 30, interest income was $1,127 for 1996 and zero for 1995. Interest expense was $19,593 and $55 for the nine months ended September 30, 1996 and 1995, respectively. During third quarter of 1996, the Company incurred interest expenses in the amount of $6,047 compared to $55 for the same period in 1995. Interest income and expense in 1996 mostly stemmed from the normal business operations of Kohl.

         Operating loss was $1,041,910 during the first nine months of 1996 compared to $65,166 for the same period in 1995. For the quarter ended September 1996, the Company incurred $283,081 in operating losses compared to $57,034 in the same period in 1995. The substantial loss in 1996 is primarily due to the high level of selling, general, and administrative expenses.

         Gain from discontinued operations was zero for the first nine months of 1996 compared to $749 for the same period in 1995. The Company incurred net extraordinary expenses in the amount of $8,460 during the first nine months of 1996 compared to zero for 1995. Net extraordinary expenses were $11,568 during the third quarter of 1996 compared to zero in the same period in 1995.

         Net loss was $1,050,370 during the nine months ended September 30, 1996 and $64,417 during the comparable period in 1995. For the quarter ended September, the Company recorded a net loss in the amount of $283,081 in 1996 compared to $57,034 in 1995.

Capital Resources and Liquidity

         On September 23, 1996, the Company issued 6,000,000 Common Stock Warrants to an investor. Each warrant entitles the holder to purchase one share of the Company's Common Stock. The Company received $6,000 from the sale of warrants. If all the warrants are exercised, the Company will receive $3,500,000 in exercise prices.

         The Company had a net working capital of $244,663 as of September 30, 1996 compared to a working capital deficiency of $46,678 at the end of September 1995. The main reason behind this working capital increase is the Company's purchase of Kohl, which had a net working capital on September 30, 1996.

         Net stockholders' equity in the Company was $5,305,072 at the end of December 1995 and $5,312,286 as of September 30, 1996. The main reason for the increase is the Company's 1996 issuance of common stock for services and assets.

ITEM 5.  OTHER INFORMATION

         On October 2, 1996 and subsequent to the end of the third fiscal quarter, the Company received a letter of resignation from Aster De Schrijver, the Company's chairman of the board of directors. This letter was dated September 30, 1996. At the time of his resignation, Mr. De Schrijver did not express any disagreements with the Company or its management. The Company has accepted Mr. De Schrijver's resignation.

         On October 2 1996, the Company appointed Lawrence Derrick Ashcroft as the Company's director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

          (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13TH day of November 1996.

         OMAP Holdings Incorporated

          /s/ James Tilton
           James Tilton, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                Date
 /s/ James Tilton        Chief Executive Officer, President,   November 13, 1996
-----------------        Treasurer and Director
 James Tilton

 /s/ Jane Zheng          Secretary and Director                November 13, 1996
--------------
 Jane Zheng

                                INDEX TO EXHIBITS

EXHIBIT      PAGE
NUMBER       NUMBER     DESCRIPTION

3(i)           *    The  Company's  Articles  of  Incorporation,  as restated to reflect the * October 30, 1995 Certificate of Amendment to the Company's Articles of Incorporation, incorporated herein by reference to the Company's annual report of Form 10-KSB filed with the Commission on October 2, 1996.


3(ii)          *    The Company's Bylaws, incoporated herein by reference to the
                    Company's  annual  report on Form  10-KSB for the year ended
                    December 31, 1992.


10(i)(a)       10   Warrant Purchase Agreement, dated September 23, 1996, by and between the Company and Age Investment Co. attached hereto as Exhibit 10(i)(a)


10(i)(b)       13   Agreement, dated October 4, 1996, by and between the Company and CEA Lab, Inc. attached hereto as Exhibit 10(i)(b)