Form 10QSB/A
period 1996-09-30
OMAP HOLDINGS INC
filed 1996-11-15
CIK 717228

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

2.       Consulting Fees Owed to Canton Financial Services Corporation

         During the third quarter of 1996, the Company continued to rely on the services provided by Canton Financial Services Corporation, a Nevada corporation ("CFSC"), pursuant an April 1, 1996 Consulting Agreement. From July 1 to September 30, 1996, CFSC billed the Company $123,448 for services rendered. As of September 30, 1996, the Company was indebted to CFSC for consulting fees in the amount of $197,155.

3.       Changes in Investment Securities

         During the third quarter of 1996, the Company purchased 21,277 restricted shares of common Stock in Tianrong Building Material Holdings, Ltd., a Utah Corporation. The Company paid $10,000 in cash for the shares.

4.        Common Stock Warrants

         On September 23, 1996, the Company issued four classes of Common Stock Warrants totaling 6,000,000 warrants to an investor. Each warrant entitles the holder to purchase one share of the Company's Common Stock. The Company received $6,000 from the sale of warrants.

5.       Subsequent Events

          On October 2, 1996, the Company received a letter of resignation from Aster De Schrijver, the Company's chairman of the board of directors. For more information on the resignation, see "Item 5 - Other Information." On the same date, the Company appointed Lawrence Derrick Ashcroft as one of its directors.

         On October 4, 1996, the Company entered into an Agreement with CEA Lab, Inc., a Kansas Corporation ("CEA"). Pursuant to the Agreement, the Company will transfer all of its investments securities to CEA in exchange for free-trading investment securities in various public companies. The investment securities that the Company transferred were all restricted pursuant to Rule 144 of Securities Act of 1993 and were valued $436,702 as of September 30, 1996. The
Company and CEA are in the process of transferring to the Company the free-trading investments valued at no less than $430,000, as stated in the Agreement.

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

Signature               Title                                  Date
 /s/ James Tilton       Chief Executive Officer, President,    November 13, 1996
-----------------       Treasurer and Director
 James Tilton

 /s/ Jane Zheng         Secretary and Director                 November 13, 1996
---------------
 Jane Zheng