Form 10KSB
period 1996-12-31
OMAP HOLDINGS INC
filed 1997-10-20
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission file number:  0-11734

                         CHINA FOOD AND BEVERAGE COMPANY
             (Exact Name of Registrant as Specified in its Charter)


       NEVADA                                            87-0548148
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                82-66 Austin Street Kew Gardens, New York 11415
                    (Address of Principal Executive Offices)

                                 (212) 398-7833
              (Registrant's Telephone Number, Including Area Code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

 Title of Each Class             Name of Each Stock Exchange on Which Registered
Common Stock, Par Value                                None
 $0.001 Per Share

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 6, 1997 was approximately $573,545.

     The number of shares of Registrant's Common Stock outstanding on October 6, 1997 was 3,598,243.

     The Registrant's total revenues for the year ended December 31, 1996, were $0.


                                   Total of Sequentially Numbered Pages:      41
                                                       Exhibit Index on Page: 18

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................    3

ITEM 2.  DESCRIPTION OF PROPERTY ..........................................    5

ITEM 3.  LEGAL PROCEEDINGS ................................................    5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS ........    6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................    7

ITEM 7.  FINANCIAL STATEMENTS .............................................   11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ....................   12

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT   12


ITEM 10. EXECUTIVE COMPENSATION ...........................................   13

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS ..........................   14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   15

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   16

         SIGNATURES .......................................................   17

         INDEX TO EXHIBITS ................................................   18

                                     PART I
--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

Business Development

         China Food & Beverage Company, a Nevada corporation (the "Company"), has executive offices at 82-66 Austin Street, Kew Gardens, New York 11415. The Company was incorporated in Nevada on November 6, 1981 under the name Logos Scientific Inc. Until 1991, the Company sold and distributed medical diagnostic equipment through its Volu-Sol division. The Company sold that division in December 1991. On May 5, 1992, the Company changed its name to Logos International, Inc.

         During 1992 and 1993, the Company's operations involved the acquisition of small companies with diverse operations. The Company acquired several subsidiaries including: an automotive body and paint shop, an automobile towing operation, an art and frame gallery, an office staffing company, and a printing and publishing concern. The Company primarily acquired small, distressed companies located in the State of Utah. The Company's intention was to restructure the operations of these subsidiaries to increase their cash flow and revenues. Due primarily to undercapitalization, the Company's attempts to reverse the fortunes of its subsidiaries failed. Throughout 1993 and 1994, the Company liquidated or otherwise transferred all of its subsidiary corporations and other assets in an attempt to settle actual and potential liabilities. By the end of 1994, the Company had disposed of nearly all of its assets. For more information on these events, see the Company's Form 10-KSB for fiscal year ended December 31, 1994.

         On October 23, 1995, the Company acquired all outstanding shares of OMAP International Incorporated, a closely-held Nevada corporation ("OII"). As consideration for the acquisition of OII, the Company issued 433,805 restricted shares of the Company's common stock to the shareholders of OII.1 OII owned the right to acquire patents related to a collating device which sorts and assembles flat sheets of paper. OII also owned all outstanding capital stock of OMAP SA, a Belgian research and development company which filed for bankruptcy protection shortly after the Company's acquisition of OII. The Company changed its name to OMAP Holdings Incorporated to reflect its ownership of OII and moved its principal offices to Kew Gardens, New York. The three individuals who collectively owned, directly or indirectly, 100% of OII's outstanding common stock prior to October 23, 1995 were Aster De Schrijver, James Tilton and Jane Zheng. Pursuant to the acquisition of OII, the Company underwent a change of control and these three individuals obtained a majority interest in the Company. De Schrijver, Tilton and Zheng were also appointed as the Company's directors and/or officers.

         On December 15, 1995, the Company acquired technology and proprietary information necessary to manufacture and develop collators including drawings, production know-how, and trade names and information related to distributors. This information and technology were known as the "Barenthin Technology." In exchange for the Barenthin Technology, the Company issued 11,112 restricted shares of Common Stock.

         On December 15, 1995, the Company also acquired beneficial ownership of 100% of the outstanding shares of Establissements R. Kohl, a French corporation ("Kohl"). Kohl manufactured lighting equipment and heating devices.2 In return for Kohl's shares, the Company issued a total of 19,048 shares of restricted Common Stock to the former owners of Kohl. The Company also paid $1,000,000 in bank drafts and made a $200,000 loan to Kohl. Kohl owned and operated an approximately 100,000 square foot manufacturing plant in Calais, France and the machinery and equipment housed in the plant.

--------
1 As used throughout this Form 10-KSB, the term "Common Stock" shall refer to the Company's common stock, par value $0.001. All references to numbers of shares in this document have been adjusted to account for the 30-for-1 reverse stock split which the Company effected on April 10, 1997.

         The Company made these three acquisitions in 1995 pursuant to a single business plan. The Company planned to develop the patents owned by OII and the Barenthin technology to manufacture paper collators in the manufacturing plant operated by Kohl. Kohl was to manufacture and distribute three different models of collators varying as to quality and price, each of which would implement the patents which were obtained through the Company's acquisition of OII. Kohl was also to continue manufacturing heating equipment and lighting fixtures. Finally, Kohl was to produce a line of portable food vending machines, including a vending machine that cooks and dispenses french fries for which Kohl owned patents.

         During the 1996 fiscal year, Kohl continued to produce and sell heating and lighting equipment as it had done prior to its acquisition by the Company. Kohl also produced prototypes for its paper collators and patented french fry machine. However, Kohl could not obtain the investment capital necessary to produce and distribute either the collators or the vending machines according to Kohl's business plan. Kohl's revenues were also insufficient to finance the production and distribution of these products. Accordingly, neither the collators nor the vending machines were ever sold by Kohl. The inability to obtain investment capital, paired with capital expenditures Kohl had made in connection with the development of collators and vending machine prototypes, created a working capital deficiency which impaired Kohl's ongoing operations. Kohl became delinquent with several of its trade creditors and in November 1996, Kohl applied for protection under the bankruptcy laws of France. On April 28, 1997, the French Tribunal administering the bankruptcy of Kohl sold all of Kohl's assets except the french fry vending machines and inventory and spare parts related thereto, vendor patents and the Company's license. The Company may appeal this sale and is currently investigating its rights under applicable law. For more information on Kohl, see "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         After the bankruptcy proceedings of Kohl, the Company discontinued its involvement in the manufacture of collators, heaters, lighting equipment and other products designed, manufactured and/or produced by Kohl. The Company was left with few assets, most of which were related to the manufacture of collators.

         On March 15, 1997, the Company acquired all of the capital stock of American China Development Corporation, a Bahamian corporation ("ACDC"). ACDC owns a 60% interest in a joint venture in the People's Republic of China ("PRC") which operates a beer brewery in the city of Qidong in the Jiangsu province of the PRC. The joint venture's brewery, known as the Nantong Aitesi Beer Company, Ltd., produces and distributes beer in the city of Qidong and to surrounding areas within a 50 mile radius. The Company purchased ACDC from Dizon Investments Limited, an investment company organized under the laws of the British Virgin Islands. The Company acquired ACDC in exchange for issuing 666,667 restricted shares of Common Stock to Dizon. This transaction made Dizon the beneficial owner of approximately 18.5% of the Company's Common Stock. For more information on this transaction, see "Item 6 - Management's Discussion and Anaylsis of Operations of Financial Condition and Results of Operations."

          To reflect its acquisition of ACDC and its control of the joint venture interest owned by ACDC, the Company changed its name to China Food and Beverage Company on March 31, 1997.

----------
2 Under French corporate law, a corporation such as Kohl must maintain at least seven shareholders. Accordingly, six individuals, including two of the Company's directors, were each issued one share of Kohl's stock. The Company acquired the remaining 4,356 shares of Kohl (99.86%). Each other owner of Kohl executed the equivalent of a written proxy, giving the Company (China Food and Beverage Company) the power to vote on behalf of the record shareholders.

Business of Issuer

         Since the disposition of Kohl, the Company's business has focused on seeking to invest in business opportunities primarily related to the food and beverage industry. As stated above, the Company has acquired a subsidiary which owns a 60% interest in a joint venture to operate a brewery in the PRC. The Company will seek to acquire additional, similar businesses both in China and other countries. To a lesser extent, the Company will also seek to invest in domestic food and beverage concerns and in entities with operations outside of the food and beverage industry.

         The Company intends to locate its target investment opportunities through contacts which management has in the food and beverage industry. The
Company has no full or part time employees, aside from its officers and directors. If the Company requires additional personnel to carry out its business objectives, it will retain outside consultants. In the past, the Company has been successful in retaining consultants through the issuance of its Common Stock and the Company intends to continue this practice in an attempt to avoid expending valuable cash flows.

         Since the Company does not have significant liquid assets, the Company intends to acquire business opportunities through the issuance of its equity securities. This will likely result in future dilution of the ownership interest enjoyed by the Company's current shareholders. The Company has had some past experience in acquiring subsidiaries in this manner. However, the Company can provide no assurance that it will be able to continue such acquisitions in the future. It is also likely that any future acquisitions by the Company will require the Company to make capital contributions to the acquired businesses.

         The Company does not intend to participate in the day to day management of the joint venture operating the Chinese brewery, nor does the Company intend to take an active management role in any subsequent businesses which the Company may acquire in the future. The Company's objective is to find business entities which the Company feels are greatly undervalued, acquire such entities through the issuance of Common Stock, make required investments in such entities, and receive a return on its investment in the form of dividends or appreciation in the value of the subsidiary.

--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------
         Prior to November 1996, the Company's subsidiary Kohl owned a manufacturing plant located in Calais, France. In November 1996, the plant became part of Kohl's bankruptcy estate and was ultimately sold in Kohl's April 28, 1997 bankruptcy sale. The Company does not currently own any real property.

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         V.K. Holdings, Inc. ("VK") sued the Company (Case Number 93-05193-00-0-G) on September 7, 1993 in the 319TH Judicial District Court of Nueces County, Corpus Christi, Texas. VK alleges fraud, violation of securities laws, and other related causes of action. Also named as defendants in the suit are Chad Burnett, Richard Surber and Kenneth R. O'Neal in their capacities as officers and directors of the Company in November 1992, the time when the alleged fraudulent acts took place. Based on preliminary investigation, management believes that VK's allegations are false and unfounded. It further believes that VK's pleadings fail to specify the acts or omissions upon which the cause of action is premised. The Company and VK have initiated discussions in pursuit of a settlement, but no material steps toward a settlement have been concluded. The Court has set a trial date for January 1998.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         During the forth quarter of the 1996 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II
--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Market Information

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1996 and 1995 and for the first three quarters of the 1997 fiscal year. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions. The increases reflected in the quarters ended June 30, 1997 and September 30, 1997 are attributable to the 30-for-1 reverse split effected by the Company on April 10, 1997.

QUARTER                                  HIGH                    LOW
-------                                  ----                    ---
  Quarter Ending September 30, 1997     $0.56                   $0.31
  Quarter Ended June 30, 1997           $0.63                   $0.02
  Quarter Ended March 31, 1997          $0.08                   $0.03
  Quarter Ended December 31, 1996       $0.50                   $0.01
  Quarter Ended September 30, 1996      $0.75                   $0.19
  Quarter Ended June 30, 1996           $3.37                   $0.50
  Quarter Ended March 31, 1996          $5.00                   $2.50
  Quarter Ended December 31, 1995       $5.00                   $0.01
  Quarter Ended September 30, 1995      $0.02                   $0.00
  Quarter Ended June 30, 1995           $0.04                   $0.01
  Quarter Ended March 31, 1995          $0.11                   $0.01

Shareholders

      There were approximately 253 record holders of Common Stock as of October 6, 1997 holding a total of 3,598,243 outstanding shares of Common Stock.

Reverse Split

      On April 10, 1997, the Company effected a 30-for-1 reverse split of its Common Stock. The reverse split affected only the issued and outstanding Common Stock and did not affect the number of shares of Common Stock authorized for issuance by the Company. All fractional shares resulting from the reverse split were rounded up to the nearest whole share.

Dividends

      The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

--------------------------------------------------------------------------------
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


      Prior to the last quarter of 1991, the Company's primary business was the sale and distribution of medical and laboratory diagnostic equipment. In December 1991, the Company sold off its medical supplies division and underwent a change of control. Under the direction of new management, the Company's objective was directed toward acquiring operating subsidiaries in an effort to generate revenues and maintain the Company as a viable concern. The Company's focus was to acquire financially distressed companies and restructure them in an attempt to make their business profitable. The Company also vigorously searched for undervalued assets to acquire and later liquidate at a profit. The Company's efforts to reverse the fortunes of its acquired subsidiaries were largely unsuccessful due to undercapitalization and the subsidiaries' failure to generate positive cash flow. Between December 1993 and September 1994, the Company liquidated all of its subsidiaries in an attempt to settle actual and potential liabilities. Between October 1994 and October 1995, the Company had no significant assets.

      On October 23, 1995, the Company acquired all outstanding shares of OMAP International Incorporated, a closely held corporation whose primary asset was the right to acquire patents related to the production of paper collators ("OII"). The Company acquired OII by issuing a controlling interest of the Company's Common Stock to the theretofore owners of OII. The group who obtained a controlling interest in the Company pursuant to this transaction consisted of James Tilton, Aster De Schrijver and Jane Zheng. As part of the change of control, these individuals were appointed as officers and directors of the Company.

      Under new management, the Company attempted to primarily focus its operations on the production of paper collators. On December 15, 1995, the
Company acquired technology and proprietary information related to the manufacture of collators and related paper processing devices. The Company acquired this technology and information, collectively called the "Barenthin Technology," by issuing shares of its Common Stock. This Barenthin Technology included access to 15 distributors who had marketed similar collators throughout Europe. On December 15, 1995, the Company also acquired a 99.86% interest in Establissements R. Kohl, a French company that manufactured heating equipment, lighting fixtures and vending machines ("Kohl"). Kohl employed approximately 32 employees. Kohl's primary assets were a manufacturing plant located in Calais, France, manufacturing equipment used to produce Kohl's products and goodwill associated with Kohl's manufacturing business. Kohl was acquired through the Company's issuance of Common Stock and the payment of $1,000,000 to the former owners of Kohl. Kohl also made a $200,000 loan to Kohl which was used to settle notes which Kohl executed in favor of the former owners. For more information on these transactions, see "Item 1- Description of Business."

      The former owners of Kohl, Maurice Van Gysel and Jacky Caille, remained with Kohl as directors and co-general managers. Under the Company's ownership, Kohl continued to manufacture the heating equipment and lighting fixtures which it had produced prior to Kohl's acquisition by the Company. Kohl maintained its prior contracts for the distribution of heating equipment and lighting fixtures. The sale of heating and lighting equipment constituted nearly all of the revenues generated by Kohl during 1996.

      During the end of 1995 and throughout 1996, the Company also produced prototypes for several different models of its paper collators. These collators were based on the patents owned by OII and the Barenthin Technology. The collator prototypes were produced in Kohl's manufacturing plant and were to be sold to distributors the Company learned of through its acquisition of the Barenthin Technology. Kohl also produced a prototype for a french fry cooker and dispenser. This vending machine was based upon patents which were owned by Kohl at the time that Kohl was acquired by the Company.

      At the time that the Company acquired Kohl, Kohl had a shortage of working capital and required an immediate capital infusion. Kohl was delinquent in paying some of its trade creditors and needed additional capital to perfect the design and begin the manufacture of its collators and vending machines. The Company was unable to obtain the capital necessary to assist Kohl in sustaining its operations. Accordingly, Kohl was unable to ever commence the distribution of its collators or vending machines and did not realize any revenue from the production of these products. Since the Company had planned its future operations around the production and sale of these new products by Kohl, the inability to distribute collators and vending machines significantly impacted the operations of the Company.

      On April 1, 1996, Jacky Caille and Maurice Van Gysel resigned as directors of Kohl. These resignations were the result of a dispute between Caille, Van Gysel and the Company concerning the consideration the former were to receive for their sale of Kohl to the Company. Caille and Van Gysel also expressed general dissatisfaction with management decisions of Kohl. On May 7, 1996, Kohl's board of directors terminated Caille and Van Gysel from their respective positions as general managers. Caille and Van Gysel were replaced by Georges d'Humieres.

      In November 1996, Kohl petitioned for bankruptcy protection under the laws of France. This decision resulted from Kohl's shortage of working capital and from pressure imposed by trade creditors. On April 28, 1997, the French Tribunal administering the bankruptcy of Kohl sold nearly all of Kohl's assets, including Kohl's manufacturing plant, at a hearing at the Commercial Court. The only assets which were not sold at that proceeding were the french fry vending machine prototypes, inventory and spare parts related thereto and vendor patents.

      As a result of the bankruptcy sale, the Company's only assets were the unsold assets of Kohl and patents related to the manufacture of collators which were owned by OII. Because the Company discontinued the manufacture of collators and vending machines, the Company amortized 100% of the net book value of the patents on its financial statements for the fiscal year ended December 31, 1996. On June 30, 1997, the Company's right to the patents lapsed after the Company had discontinued the payments necessary to maintain ownership of the patent rights. The Company also realized a loss from discontinued operations amounting to the full value of the Company's investment in Kohl. For more information of this matter, see the subsection "Results of Operations" below.

Events Subsequent to End of Fiscal Year

      On March 15, 1997 and while the bankruptcy sale of Kohl was pending, the Company acquired all outstanding capital stock of a Bahamian corporation called American China Development Corporation ("ACDC"). ACDC owns a 60% interest in a joint venture in the People's Republic of China (the "PRC"). According to the joint venture agreement, ACDC will obtain a 60% equity interest in a limited liability company within the Chinese territory to be operated in accordance with the Laws of the PRC on Joint Ventures Using Chinese and Foreign Investment. The purpose of the joint venture is to operate an existing beer brewery in the Jiangsu province of the PRC known as the Nantong Aitesi Beer Company. This brewery has been in existence since the 1950's and has been State owned since that time. The brewery currently distributes beer locally to the City of Quidong and surrounding areas within a 50 mile radius.

      The objectives of the joint venture are to improve the quality of the brewery's products, improve the capacity of the brewery and increase the market share of the brewery's products. In order to accomplish these objectives, the joint venture requires a substantial capital contribution from ACDC, the foreign party to the joint venture. Under the joint venture agreement, ACDC is required to contribute $2 million in cash and equipment to the joint venture within six months after the joint venture has been approved by the Chinese government authorities.

      The Company acquired ACDC and the joint venture interest owned by ACDC because the Company seeks to capitalize on the enormous Chinese consumer market. The Chinese beer market is dominated by small, local breweries which distribute locally in their province or region. The Company believes that if substantial capital contributions are made to improve the quality of the beer produced by the Quidong brewery and the efficiency of the production process, the brewery can increase its market share and revenues and thereby increase the value of ACDC's investment in the joint venture. This belief is based upon an internal business plan produced by the Chinese partner in the joint venture.

      However, ACDC's investment in the joint venture is also subject to several risks and uncertainties. The most prominent risk involves the capital contributions required to be made by ACDC. The joint venture agreement requires ACDC to invest $2 million in United States currency within six months after the joint venture is approved. If ACDC is delinquent in making any capital contributions required under the joint venture agreement, it is subject to a 10% annual interest charge and further subject to a 0.5% penalty on all amounts in default. ACDC also risks losing its business license (which would effectively terminate its ability to carry out the purposes of the joint venture) if it fails to make its required capital contributions. Accordingly, the success of ACDC is substantially dependent on its ability to raise the capital necessary to meet its commitments under the joint venture. ACDC does not have substantial assets aside from the joint venture interest and will therefore be dependent upon the Company in making its required capital contributions. Given the Company's limited cash flow and history of operating losses, there is a substantial risk that ACDC will not be able to make the scheduled capital contributions. The Company intends to raise capital primarily through private offerings of its Common Stock or through debt financing, and the Company can provide no assurances that it will be able to generate sufficient capital in this manner. If ACDC and/or the Company are unable to raise this capital, the Company's investment in ACDC will not succeed.

      During the second quarter of 1997, the Company obtained a commitment from an unaffiliated entity to provide the Company with debt capital in the amount of $2 million. The loan agreement required the Company to pay a $300,000 loan processing fee. On July 7, 1997 and in order to pay the processing fee necessary to secure the debt financing, the Company entered an agreement to obtain a $300,000 letter of credit from a company known as Epimed, Inc. The Company issued 1,500,000 shares (or approximately 41.7% of the total shares issued and outstanding) to Epimed to secure the Company's repayment of proceeds borrowed from the letter of credit. On July 11, 1997, the Company became aware that Epimed had failed, without cause, to deliver the letter of credit as required. The Company placed a stop transfer order on the shares of Common Stock issued to secure the letter of credit, and is in the process of obtaining a court order to cancel those shares. However, the 1.5 million shares have been treated as outstanding for purposes of disclosure on this Form 10-KSB. The Company has been unable to otherwise obtain the required loan processing fee and therefore has been unable to secure the $2 million in debt financing. The Company is currently seeking alternative means of financing the capital contributions required to finance the Chinese joint venture.

      There are additional risks and uncertainties involved with ACDC's investment in the Chinese joint venture. A substantial portion of the business plan prepared by the Chinese partner in the joint venture is premised upon projections about how the Chinese consumer market in general, and the beer market in particular, will develop in the future. Many of these projections are based on developments in Hong Kong, Japan and other markets. There is a risk that these projections will prove to be inaccurate, that the market for beer in the PRC will not expand and that the revenues to be produced by the Qidong Brewery could fall substantially short of projections made in the business plan. Another risk posed by the investment in the joint venture involves currency exchange rates which may nullify any dividends, profit sharing or other income that ACDC realizes through its investment in the joint venture. Finally, the joint venture is subject to political risks caused by political uncertainty in the PRC and relative infancy of Western investment in formerly State-owned Chinese companies.

      On April 10, 1997, the Company's board of directors authorized the Company to effect a 1-for-30 reverse split of its issued and outstanding Common Stock. The reverse split did not affect the authorized shares of Common Stock. All fractional shares of Common Stock were rounded up to the nearest whole share. The Company effected the reverse split because it believed that the number of issued and outstanding shares of Common Stock was disproportionately large compared to the Company's revenue, net income and net worth.

      On September 2, 1997, the Company granted options to purchase Common Stock to two of its officers and directors. The Company granted an option to purchase 1 million shares of Common Stock to James Tilton, the Company's president, chief executive officer, treasurer and director. The Company granted an additional option to purchase 1 million shares of Common Stock to Jane Zheng, the Company's secretary and director. The exercise price for each option was set at $0.31, the bid price of the Common Stock on the date the options were granted. The options were granted to compensate Mr. Tilton and Ms. Zheng as a bonus and for the services they perform as the Company's only employees.

      On September 25, 1997, the Company executed a Consulting Agreement with a company known as The Hayden Group, Inc. Pursuant to the Consulting Agreement, the Company will receive consulting services related to management, marketing and corporate structure. The consultant was also retained to help the company more effectively disseminate corporate information to the public. As consideration for the services to be performed, the Company granted to the consultant options to purchase 600,000 shares of Common Stock. The exercise prices for the options are as follows: (i) 150,000 shares exercisable at $0.15 per share; (ii) 150,000 shares exercisable at $0.30 per share; (iii) 150,000 shares exercisable at $0.50 per share; and (iv) 150,000 shares exercisable at $0.90 per share. All options are exercisable for a period of three years.

      On October 7, 1997, the Company executed a $160,000 promissory note to settle any and all potential claims against the Company stemming from an April 1996 offshore offering of the Company's Common Stock which had since been rescinded. The promissory note bears interest a rate of 19.5% and matures October 19, 1998. The Company issued 767,742 shares of Common Stock to an escrow agent to secure payment of principal and interest due on the note.

Results of Operations

      Due to the fact that Kohl applied for and received bankruptcy protection in November 1996, the financial statements for Kohl have not been included in the Company's audited financial statements for the year ended December 31, 1996. The Company did not include Kohl in its audited financial statements for the year ended December 31, 1995 because of the minimal level of operations performed by Kohl between December 15, 1995 (the date Kohl was acquired by the Company) and December 31, 1995. Accordingly, the Company recorded no operating revenues for either 1996 or 1995. Since the Company did not record any operating revenues for either 1996 or 1995, no costs of sales were incurred for either year.

      The Company had a loss from discontinued operations in the amount of $6,851,350 and $652,508 for 1996 and 1995, respectively. The loss for 1996 resulted from the Company's decision to write off all of its investments in Kohl and related goodwill. The Company also wrote off patents on paper collators due to its inability to sell the patents. The writeoff resulted in $2,170,833 in amortization expenses, which was recorded to loss from discontinued operations. The loss for 1995 was retroactively restated to loss from discontinued operations to reflect the Company's decision to write off investments in Kohl and the paper collator business.

Capital Resources and Liquidity

      During 1996, the Company issued 514,835 shares of its Common Stock to compensate its employees, directors and consultants. The Company issued the Common Stock to these individuals in lieu of cash salaries because the Company lacked the cash flow necessary to otherwise compensate them.

      The Company has also been dependent on offering shares of Common Stock in order to raise capital. Between January and April 1996, the Company issued Common Stock to ten foreign investors pursuant to Regulation S under the Securities Act of 1933. The investors collectively purchased 183,334 shares of Common Stock in exchange for $660,000 in cash. The Company received an additional $60,000 from exempt offerings to domestic investors in exchange for issuing 587 restricted shares of its Common Stock.

      At the end of 1995, the Company had net working capital of $149,668. On December 31, 1996, the Company's working capital deficiency was $207,951. The increase in deficiency is primarily attributable to the Company's outstanding 1996 payroll taxes.

      At the end of 1995, the Company had a net stockholders' equity of $5,305,072. As of December 31, 1996, the Company's net stockholders' deficit was $207,951. The major reason for this deficit is the Company's loss from discontinued operations in the amount of $6,851,350.

--------------------------------------------------------------------------------
ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

      See the audited financial statements attached hereto and numbered F-1 through F-12.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 1996

                                 C O N T E N T S

Independent Auditors' Report ........................................      F - 3

Consolidated Balance Sheet ..........................................      F - 4

Consolidated Statements of Operations ...............................      F - 5

Consolidated Statements of Stockholders' Equity (Deficit) ...........      F - 6

Consolidated Statements of Cash Flows ...............................      F - 7

Notes to the Consolidated Financial Statements ......................      F - 9

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
OMAP Holdings Incorporated and Subsidiaries
Kew Gardens, New York


We have audited the accompanying consolidated balance sheet of OMAP Holdings Incorporated and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMAP Holdings Incorporated and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
June 26, 1997

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS


                                                                    December 31,
                                                                        1996

CURRENT ASSETS

  Cash and cash equivalents ....................................   $        146
  Other receivable - net (Note 1) ..............................        431,951
                                                                   ------------

     Total Current Assets ......................................        432,097

     TOTAL ASSETS ..............................................   $    432,097
                                                                   ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

  Accounts payable .............................................   $    145,646
  Accounts payable - related party .............................        380,459
  Payroll taxes payable ........................................        113,943
                                                                   ------------

     Total Current Liabilities .................................        640,048

     TOTAL LIABILITIES .........................................        640,048

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares authorized
   of $0.001 par value, 38,945,760 shares issued
   and outstanding .............................................         38,946
  Additional paid-in capital ...................................     13,904,078
  Accumulated deficit ..........................................    (14,150,975)
                                                                   ------------

     Total Stockholders' Equity (Deficit) ......................       (207,951)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ......   $    432,097
                                                                   ============

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                        For the Years Ended
                                                            December 31,
                                                      1996             1995

NET SALES ................................      $       --         $       --

COST OF SALES ............................              --                 --
                                                ------------       ------------

GROSS MARGIN .............................              --                 --

EXPENSES .................................              --                 --

LOSS FROM DISCONTINUED OPERATIONS ........         6,851,350            652,508
                                                ------------       ------------

NET (LOSS) ...............................      $ (6,851,350)      $   (652,508)
                                                ============       ============

NET (LOSS) PER SHARE .....................      $      (0.29)      $      (0.17)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES ........        23,633,452          3,944,800
                                                ============       ============


                     The accompanying notes are an integral
                 part of these consolidated financial statements

                                             OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                     December 31, 1996 and 1995



                                                                                                                              Total
                                                                                  Additional    Currency               Stockholders'
                                                             Common Stock          Paid-in     Translation  Accumulated       Equity
                                                         Shares        Amount      Capital     Adjustment     Deficit      (Deficit)

Balance, December 31, 1994 .........................      825,469   $    825   $  6,593,880   $   --     $ (6,647,117)  $   (52,412)

Common Stock issued for
 services valued at an average
 of $0.27 per share ................................    1,458,909      1,459        390,889       --             --         392,348

Common Stock issued for patents
 and related technology valued at
 $3.00 per share ...................................      733,334        733      2,199,267       --             --       2,200,000

Common Stock issued for investments
 valued at $1.50 per share .........................      211,764        212        316,490       --             --         316,702

Common Stock issued for investments
 in subsidiaries valued at $0.15 per share .........   13,585,573     13,586      1,999,428       --             --       2,013,014

Common Stock issued for cash
 valued at $0.85 per share .........................    1,266,984      1,267      1,069,733       --             --       1,071,000

Cancellation of Common Stock .......................     (100,100)      (100)           (80)      --             --            (180)

Currency translation adjustment ....................         --         --             --       17,108           --          17,108

Net loss for the year ended
 December 31, 1995 .................................         --         --             --         --         (652,508)     (652,508)
                                                      -----------   --------   ------------   --------   ------------   -----------

Balance, December 31, 1995 .........................   17,981,933     17,982     12,569,607     17,108     (7,299,625)    5,305,072

Common Stock issued for services
 valued at approximately $0.04 per
 share .............................................   15,445,027     15,445        619,990       --             --         635,435

Common Stock issued for cash
 valued at approximately $0.13
 per share .........................................    5,517,584      5,518        714,482       --             --         720,000

Issuance of fractional shares ......................        1,216          1             (1)      --             --            --

Currency translation adjustment ....................         --         --             --      (17,108)          --         (17,108)

Net loss for the year ended
 December 31, 1996 .................................         --         --             --         --       (6,851,350)   (6,851,350)
                                                      -----------   --------   ------------   --------   ------------   -----------

Balance, December 31, 1996 .........................   38,945,760   $ 38,946   $ 13,904,078   $   --     $(14,150,975)  $  (207,951)
                                                      ===========   ========   ============   ========   ============   ===========


                       The accompanying notes are an integral part of these consolidated financial statements

                                                                F-6

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                          For the Years Ended
                                                              December 31,
                                                         1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) ................................   $(6,851,350)   $  (652,508)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities:
  Amortization expense ...........................     2,170,833          4,168
  Loss of investment value .......................        10,000           --
  Loss on disposition of subsidiary ..............     3,200,000           --
  Common stock issued for services ...............       635,435        392,348
  Forgiveness of debt ............................       (26,861)        (1,390)
Changes in Assets and Liabilities:
  (Increase) decrease in accounts receivable .....      (426,702)      (623,104)
  (Increase) decrease in inventory ...............          --         (725,492)
  (Increase) decrease in prepaid expenses ........          --          (20,573)
   Increase (decrease) in accounts payable
    and accrued expenses .........................       (44,515)     1,849,339
   Increase (decrease) in notes payable
    - related parties ............................          --          515,748
                                                     -----------    -----------

     Net Cash Provided (Used) by
      Operating Activities .......................    (1,333,160)       738,536
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment ...........................          --       (1,076,315)
 Purchase of investments .........................       (10,000)      (110,000)
                                                     -----------    -----------

     Net Cash (Used) in Investing Activities .....   $   (10,000)   $(1,186,315)
                                                     -----------    -----------

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                         For the Years Ended
                                                             December 31,
                                                          1996             1995
CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash ....................    $  720,000     $1,071,000
                                                       ----------     ----------

     Net Cash Provided by Financing Activities ....       720,000      1,071,000
                                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH ...................      (623,160)       623,221

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ...............................       623,306             85
                                                       ----------     ----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR .....................................    $      146     $  623,306
                                                       ==========     ==========


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

     CASH PAID FOR:
       Interest ...................................    $     --       $       55
       Income taxes ...............................    $     --       $     --

NON-CASH FINANCING ACTIVITIES

  Common stock issued for
     patents and related technology ...............    $     --       $2,200,000
  Common stock issued for investments .............    $     --       $  316,702
  Common stock issued for
    acquisition of subsidiaries ...................    $     --       $2,013,014

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         The consolidated financial statements include those of OMAP Holdings Incorporated and its wholly-owned subsidiaries OMAP International, Inc.
         (OII), OMAP S.A. (OSA), and Establissements R. Kohl (Kohl). Collectively, they are referred to herein as "the Company".

         OMAP Holdings Incorporated was incorporated under the laws of the State of Nevada on November 6, 1981 under the name of Logos Scientific, Inc. to sell and distribute medical diagnostic instruments and related supplies. Such operations of the Company commenced in 1982 and continued through December, 1991 at which time the operations were sold. On June 4, 1992, the Company changed its name to Logos International, Inc. During 1992 and 1993, new operations including those relating to art, printing, automotive, computers and consulting were carried on through subsidiaries. During 1993 all active operations were terminated. By the end of 1994 all of those subsidiaries were disposed of. The Company changed its name to OMAP Holdings Incorporated on October 23, 1995. During 1995, the Company acquired OII, OSA and Kohl. The Company was engaged (through its subsidiaries) in investment activities relating to the acquisition and production of technology and the development of paper collators and other related industrial items.

         On November 7, 1995, the Company purchased OII by issuing 13,014,144 shares of Common Stock in exchange for 100% of the issued and outstanding stock of OII. Prior to the acquisition, OSA was a wholly-owned subsidiary of OII. The purchase of OII resulted in the creation of goodwill of $80,540 in 1995 which has been written off to loss from discontinued operations in 1996.

         OMAP International, Inc. (OII) was incorporated under the laws of the State of Nevada on August 30, 1995 for the purpose of acquiring existing technology and patents relating to the development of paper collators.

         OMAP S.A. (OSA) was incorporated on November 23, 1993 under the laws of Belgium for the purpose of developing technology relating to the construction of paper collators. OSA had substantially ceased operations at the time of its acquisition by OII.

         On December 15, 1995, the Company purchased Kohl for $3,000,000. This $3,000,000 was paid by issuing 571,429 restricted shares of the Company's Common Stock which was valued at $3.50 per share at the time of issuance and by paying $1,000,000 in cash. The acquisition resulted in the land and building being revalued to their fair market value of $2,018,036. The purchase of Kohl resulted in the creation of goodwill of $517,138. In November, 1996, the French Administrator of Kohl applied for and received bankruptcy protection from the French Government. Kohl was subsequently purchased by another French company in 1997. The investment in Kohl and the goodwill have been written off to loss from discontinued operations.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Establissements R. Kohl (Kohl) was incorporated under the laws of France on March 25, 1935. Kohl is in the business of manufacturing and selling light fixtures, heaters and other products. In December 1995, Kohl began the production of patented paper collators. However, the sales of the paper collators never got started.

         b. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

         c. Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

         d. Net (Loss) Per Share

         The computations of net (loss) per share of Common Stock are based on the weighted average number of shares outstanding.

         e. Principles of Consolidation

         The December 31, 1996 consolidated financial statements include those of OMAP Holdings Incorporated and its wholly-owned subsidiaries, OMAP International, Inc., and OMAP S.A. All significant intercompany accounts and transactions have been eliminated.

         f. Estimates

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

         g. Concentrations of Risk

         Other Receivable

         Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's other receivable was used to pay the related party note payable in February, 1997.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 2 - PATENTS AND RELATED TECHNOLOGY

         Patents and related technology at December 31, 1996 consisted of the following:

             Patents and related technology         $      2,200,000
             Less accumulated amortization                (2,200,000)
                                                     ----------------

             Patents and related technology - net   $   -
                                                    = ===

         The  patents  and  related   technology  have  been  fully   amortized.
         Amortization expense for the year ended December 31, 1996 was $2,170,833 and is included in loss from discontinued operations (Note
         4).

NOTE 3 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $14,150,975 at December 31, 1996 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional selling avenues through food and beverage operations in China and to rely upon additional equity financing if required to sustain operations.

NOTE 4 - COMMON STOCK ISSUED FOR PATENTS AND RELATED TECHNOLOGY

         On September 29, 1995, OMAP International, Inc. acquired the patent to a paper collator by issuing 400,000 shares of the Company's restricted common stock at $3.00 per share.

         On December 15, 1995, the Company acquired the rights to technology for a paper collator by issuing 333,334 shares of restricted common stock at $3.00 per share.

NOTE 5 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (FAS 109), which requires use of the asset and liability method for calculating deferred income taxes.

         For federal income tax purposes, the Company has net operating loss carryforwards of approximately $11,144,998. The net operating loss carryforwards will expire between the years 2007 and 2011. Use of these loss carryforwards may be limited due to changes in ownership and changes in the type of business operations.

         Due to a history of losses, the Company's deferred tax asset for the benefit of the loss carryovers has been reserved 100%, thus resulting in a net deferred tax asset of zero at December 31, 1996.

                   OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SUBSEQUENT EVENT

         On March 14, 1997, the Company issued 20,000,000 shares of its common stock, $0.001 par value, to Dizon Investments Limited for 100% of the issued and outstanding shares of American China Development Corporation, a Bahamian corporation. The 20,000,000 shares of common stock are not registered. American China Development Corporation is the owner of 60% of a certain joint venture in the Peoples Republic of China, more specifically, a Brewery located in Qidong city, Jiangsu province, known as Nantong Aitesi Beer Company Ltd. James Tilton, President of the Company, was an officer and director of American China Development Corporation until December 1995.

         On April 7, 1997, the Company changed its name from OMAP Holdings Incorporated to China Food and Beverage Company.

         Effective on April 15, 1997, the Company reverse split its common stock pursuant so that 1 new share of common stock will be issued in exchange for 30 old shares of common stock.

--------------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

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

      Smith & Company's report on the financial statements for 1994 contained neither an adverse opinion nor a disclaimer of opinion. The reports were also unmodified as to uncertainty, audit scope, and accounting principles. However, the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1994 included a single sentence expressing Smith & Company's doubt as the Company's ability to continue as a going concern.
This doubt was based on the Company's losses from operations and its need for working capital.

      On May 17, 1996, the Company retained Jones, Jensen & Company to audit the Company's financial statements for the fiscal years ended December 31, 1995 and December 31, 1996. There were no consultations between the Company and the new auditor concerning the application of accounting principles, disagreements with the former auditor, or any of the other items specified in Item 304(a)(2) of Regulation S-B under the Securities Exchange Act of 1934.

                                    PART III

--------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


      Name                 Age       Position(s) and Office(s)

      James Tilton         35        President, Chief Executive Officer,
                                     Treasurer, Director

      Jane Zheng           33        Secretary, Director

      Stanley Merdinger    54        Director

      Kitty Chow           54        Director

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

      Stanley  Merdinger  was  appointed as a director of the Company in January
1997. Over the past five years, Mr. Merdinger has been extensively involved in international finance and consulting.

      Kitty Chow was  appointed as a director of the Company in September  1997.
From 1989 through 1990,  Ms. Chow was the vice  president of First  Westminister
Mortgage  Bank.  From 1991  through  1997,  Ms. Chow was the vice  president  at
American Chinese Broadcast Corp., T&L Advantage Corp., and Provident  Consulting
Corp.,  was president of Yen Ting Consulting  Corp.,  and was a director of both
U.S.A. University Council and ACC Jin Tai Industrial Group.

Compliance With Section 16(a) of the Exchange Act

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 1996, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

--------------------------------------------------------------------------------
ITEM 10.   EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer, excluding James Tilton, the current chief executive officer, earned or received annual compensation exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation Awards         Long Term Compensation

Name and Principal Position   Year    Salary($)   Bonus($)     Other      Restricted     Options/     LTIP    Other
                                                              Annual        Stock           SARs(#)    Payout
                                                              Comp.        Awards
--------------------------------------------------------------------------------------------------------------------------
James Tilton,                 1996     31,200        -0-         -0-         101,580        -0-        -0-        -0-
President and Chief           1995     60,000        -0-         -0-           -0-          -0-        -0-        -0-
Executive Officer

Richard Surber,
Former President and Chief    1995       -0-         -0-         -0-           -0-          -0-        -0-        -0-
Executive Officer             1994       -0-         -0-         -0-           -0-          -0-        -0-        -0-


          This dollar figure represents 240,000 shares of Common Stock that were issued to Mr. Tilton on November 16, 1996 as compensation for Mr. Tilton's services as the Company's director the 1996 fiscal year. Each of these shares was valued at $0.13, representing the average of the closing bid and asked prices for the Common Stock on the day the corporation approved this issuance. The shares were registered pursuant to a Form S-8 Registration Statement filed by the Company on November 18, 1996. This dollar figure represents six million shares of Common Stock that were issued to Mr. Tilton on December 9, 1996. These shares were issued to Mr. Tilton as compensation for his services as president and chief executive officer and were issued in lieu of the $60,000 cash salary to which Mr. Tilton was entitled under his Employment Agreement with the Company (see below). The shares were restricted pursuant to Rule 144 promulgated under the Securities Act of 1933.

          The Company has  compensated  its  directors by issuing them shares of
Common  Stock  registered  pursuant to a Form S-8  registration  statement.  The number of shares  issued to directors as  compensation  for services is based on the time and effort  expended by the  directors  during the year,  as determined from time to time by the Company's  board of directors,  and is not evidenced by any written  compensation  plan.  For 1996, the Company issued 240,000 shares of
Common Stock to James  Tilton and an  additional  390,000  shares to Jane Zheng.
Based on the  average  bid and ask  prices on the days when  these  shares  were
issued,   the  Company   valued  the  issued  shares  at  $31,200  and  $19,500,
respectively.

          The Company has an Employment Agreement, effective October 23, 1995, with James Tilton, its president and chief executive officer. Pursuant to the Agreement, Mr. Tilton received an initial salary of $60,000, subject to periodic review and adjustment by the board of directors. The Company also pays the healthinsurance premiums of Mr. Tilton and his dependents. The Agreement was initially for a term of one year, but has been renewed for an additional year.
On December 9, 1997,  the Company issued Mr. Tilton six million shares of Common
Stock (see the table directly above) in lieu of his cash salary.


--------------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

          The following  table sets forth  certain  information  concerning  the stock  ownership  as of October 6, 1997 with  respect to: (i) each person who is known to the Company to  beneficially  own more than 5% of the Company's  Common
Stock; (ii) all directors; and (iii) directors and executive officers as a group
(the notes below are necessary for a complete understanding of the figures). The
Company  calculated  the owners of 5% of the Common  Stock  using the  3,598,243 shares of Common Stock outstanding on October 6, 1997.

                                              Name and Address              Amount and Nature of     Percentage of
          Title of Class                    of Beneficial Owner             Beneficial Ownership         Class
          --------------                    -------------------             --------------------         -----
   Common Stock Par Value $0.001              ADS Group, Ltd.                     341,786                 9.4%
                                           18 ST. Georges Street
                                         Douglas, Isle of Man IM11PC

   Common Stock Par Value $0.001            Jane Zheng, Director                  425,355                11.8%
                                            82-66 Austin Street
                                           Kew Gardens, NY 11415

   Common Stock Par Value $0.001           James Tilton, Director                 425,355                11.8%
                                            82-66 Austin Street
                                           Kew Gardens, NY 11415

   Common Stock Par Value $0.001                Epimed, Inc.                     1,500,000               41.7%

   Common Stock Par Value $0.001           Dizon Investments Ltd.                 666,667                18.5%

   Common Stock Par Value $0.001     Directors and Officers as a Group            425,355                11.8%

  The number provided in the table includes 18,404 shares registered in the name of ZJ, Incorporated, a Delaware corporation of which Ms. Zheng is the sole officer, director and shareholder. Also includes 221,033 shares deemed to be beneficially owned by James Tilton. These shares are included by virtue of Ms. Zheng's marriage to Mr. Tilton. However, Ms. Zheng disclaims beneficial ownership of the shares owned by Mr. Tilton.

  The number provided in the table includes 21,033 shares registered in the name of ATJ, Incorporated, a Delaware corporation of which Mr. Tilton is the sole officer, director and shareholder. Also includes 204,322 shares deemed to be beneficially owned by Jane Zheng. These shares are included by virtue of Mr. Tilton's marriage to Ms. Zheng. However, Mr. Tilton disclaims beneficial ownership of the shares owned by Ms. Zheng.

  These shares were issued by the Company as security for a $300,000 letter of credit which Epimed, Inc. was contractually obligated to deliver to the Company. Epimed breached its commitment to deliver the letter of credit. The Company has placed a stop transfer order on the 1.5 million shares and is in the process of obtaining a court order to cancel the shares. For purposes of this Form 10-KSB, however, the 1.5 million shares are treated as issued and outstanding. For more information on this transaction, see "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."
--------------------------


          On September 2, 1997, the Company granted options to purchase Common Stock to two of its officers and directors. The Company granted an option to purchase 1 million shares of Common Stock to James Tilton, the Company's president, chief executive officer, treasurer and director. The Company granted an additional option to purchase 1 million shares of Common Stock to Jane Zheng, the Company's secretary and director. The exercise price for each option was set at $0.31, the bid price of the Common Stock on the date the options were granted. The options were granted to compensate Mr. Tilton and Ms. Zheng as a bonus and for the services they perform as the Company's only employees.

Changes in Control

          The Company knows of no arrangements or understandings which may result in a future change in control of the Company.

--------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

          On December 20, 1995, the Company entered into separate Stock Exchange Agreements with BRIA Communications Corporation, Tianrong Building Material
Holdings, Inc. ("TBMH") and Eurotronics Holdings, Inc. Pursuant to these Agreements, the Company acquired a quantity of common stock in each company equivalent to $300,000 divided by the average bid and asked prices for the stock of each company on the date of issuance. In return, the Company issued each public entity a quantity of Common Stock equivalent to $300,000 divided by the average bid and asked prices for the Common Stock on the date of issuance. James Tilton, Aster De Schrijver, and Jane Zheng were the Company's officers and directors when these transactions occurred. At the same time, Tilton, De Schrijver, and Zheng also served as officers and directors of BRIA, TBMH, and Eurotronics. Accordingly, these Stock Exchange Agreements may not have been negotiated at arm's length.

          In its financial statements for the fiscal year ended December 31, 1995, the Company booked the value of the BRIA common stock at $114,814, the value of the TBMH common stock at $100,000, and the value of the Eurotronics common stock at $101,886. The adjustment to the value of these investment securities accounts for the fact that all shares acquired by the Company through the three Stock Exchange Agreements were restricted pursuant to Rule 144 under the Securities Act of 1933.

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

--------------------------------------------------------------------------------
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


          (a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by this reference.

          (b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending December 31, 1996. On May 23, 1997 and subsequent to fiscal year ended December 31, 1996, the Company filed a Form 8-K disclosing the bankruptcy sale of its former subsidiary, Establissements R. Kohl, and the sale of 100,000 shares of Common Stock pursuant to Regulation S.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of October 1997.

      China Food and Beverage Company

        /s/James Tilton
        -----------------------
        James Tilton, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                 Title                       Date
  /s/James Tilton          President, Chief Executive Officer,  October 17, 1997
 ----------------          Treasurer and Director
  James Tilton


  /s/Jane Zheng            Secretary and Director               October 17, 1997
  ------------
  Jane Zheng


/s/Stanley Merdinger       Director                             October 17, 1997
--------------------
  Stanley Merdinger

                                INDEX TO EXHIBITS

EXHIBIT NO.      PAGE NUMBER    DESCRIPTION


3(i)                ***        The  Company's  Articles  of  Incorporation,   as
                               restated   to  reflect   the   October  30,  1995
                               Certificate of Articles of Amendment to the Company's Articles of Incorporation.

3(ii)               ***        Certificate  of  Articles  of  Amendment  to  the
                               Company's Articles of Incorporation, attached hereto as Exhibit 3(ii).

3(iii)              *          The  Company's  Bylaws,  filed as Exhibit 3(b) to
                               Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

4(i)                *          Form of certificate  evidencing  shares of Common
                               Stock, filed as Exhibit 4 to Registrant's  Annual
                               Report on Form  10-KSB for the fiscal  year ended
                               December 31, 1992.

                               MATERIAL CONTRACTS

10(i)(a)            **         Agreement  and  Plan  of  Exchange   between  the
                               Company  and  OMAP  International   Incorporated,
                               dated October 23, 1995,  filed as Exhibit 2(a) to
                               Registrant's  Current Report on Form 8-K on April
                               22, 1996.

10(i)(b)            **         Agreement for  Acquisition  of Assets between the
                               Company and Otto  Barenthin,  dated  December 15,
                               1995,  filed  as  Exhibit  2(b)  to  Registrant's
                               Current Report on Form 8-K on April 22, 1996.

10(i)(c)            **         Contract  of  Transfer  and  Exchange  of  Shares
                               between the Company,  Maurice Van Gysel and Jacky
                               Caille, dated December 15, 1995, filed as Exhibit
                               2(c) to Registrant's Current Report on Form 8-K on April 22, 1996.

10(i)(d)            ***        Stock Exchange  Agreement between the Company and
                               BRIA Communications  Corporation,  dated December
                               20, 1995, attached hereto as Exhibit 10(i)(v).

10(i)(e)            ***        Stock Exchange  Agreement between the Company and
                               Tianrong Building Material Holdings,  Ltd., dated
                               December  20,  1995,  attached  hereto as Exhibit
                               10(i)(w).

10(i)(f)            ***        Stock Exchange  Agreement between the Company and
                               Eurotronics Holdings Incorporated, dated December
                               20, 1995, attached hereto as Exhibit 10(i)(x).

10(i)(g)            21         Agreement   between   the   Company   and   Dizon
                               Investments Limited, dated March 15, 1997.

10(i)(h)            23         Consulting  Agreement between the Company and The
                               Hayden Group, dated September 25, 1997.

10(i)(i)            28         Joint   Venture   Contract  of   American   China
                               Development Corporation, dated November 11, 1997.

10(ii)(a)           ***        Consulting  Agreement  between  the  Company  and
                               Aster De Schrijver, dated October 23, 1995, attached hereto as Exhibit 10(ii)(a).

10(ii)(b)           ***        Employment  Agreement  between  the  Company  and
                               James Tilton, dated October 23, 1995, attached hereto as Exhibit 10(ii)(b).

10(ii)(c)           ***        Employment Agreement between the Company and Jane
                               Zheng, dated October 23, 1995, attached hereto as
                               Exhibit 10(ii)(c)

                    *          Incorporated   herein  by   reference   from  the
                               Company's Form 10-KSB for fiscal year ended December 31, 1992.

                    **         Incorporated   herein  by   reference   from  the
                               Company's Form 8-K filed with the Commission on April 22, 1996.

                    ***        Incorporated   herein  by   reference   from  the
                               Company's Form 10-KSB for fiscal year ended December 31, 1995.