Form 10QSB
period 1997-03-31
OMAP HOLDINGS INC
filed 1997-10-21
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act   of   1934   (No   fee   required)   for   the   transition   period   from
____________________ to _____________________



Commission file number: 0-11734



                         CHINA FOOD AND BEVERAGE COMPANY
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


                                 (212) 398-7833
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes              No    XX

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of October 6, 1997 was 3,598,243.


                                         Total of Sequentially Numbered Pages: 9
                                                        Exhibit Index on Page: 9

                               TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS ..............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........   3

                                     PART II

ITEM 5.  OTHER INFORMATION .................................................   6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................   7

         SIGNATURES ........................................................   8

         INDEX TO EXHIBITS .................................................   9

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended March 31, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
             (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


ASSETS
                                                                     March 31
                                                                       1997
                                                                   -------------
CURRENT ASSETS

Cash ..........................................................    $         73
Accounts receivable - other ...................................          35,335
                                                                   ------------

           TOTAL CURRENT ASSETS ...............................          35,408
                                                                   ------------

PROPERTY AND EQUIPMENT - NET ..................................            --

OTHER ASSETS ..................................................            --

Investments in American China Development Company .............       1,600,000
Refundable deposit ............................................          53,750
                                                                   ------------

           TOTAL OTHER ASSETS .................................       1,653,750
                                                                   ------------

           TOTAL ASSETS .......................................    $  1,689,158
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ..............................................    $    144,125
Accounts payable - related parties ............................           5,204
Payroll taxes payable .........................................         113,943
                                                                   ------------

           TOTAL CURRENT LIABILITIES ..........................         263,272
                                                                   ------------

LONG TERM LIABILITIES .........................................            --

COMMITMENTS AND CONTINGENCIES .................................            --

STOCKHOLDERS' EQUITY

Common stock-$.001 par value: 100,000,000 shares authorized;
2,507,859 shares issued and outstanding at 3/31/97 ............           2,508
Additional paid-in capital ....................................      16,012,265
Accumulated deficit ...........................................     (14,588,887)
                                                                   ------------

           TOTAL STOCKHOLDERS'  EQUITY ........................       1,425,886
                                                                   ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........    $  1,689,158
                                                                   ============

      See notes to consolidated unaudited condensed financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
             (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                             -----------------------------------
                                                     March 31          March 31
                                                      1997               1996
                                             ----------------  -----------------


Revenue ....................................       $      --  $         854,203
Cost of revenue ............................              --            473,606
                                                   -----------    -------------
             Gross profit ..................              --            380,597

Operating expenses:
  Selling, general and administrative ......           437,912          803,454
                                                   -----------    -------------

              Operating loss ...............          (437,912)        (422,857)

Other income (expense):

  Interest income ..........................              --             (3,676)
  Other ....................................              --                342
                                                   -----------    -------------

              Total other income (expenses)               --             (3,334)
                                                   -----------    -------------

Net loss ...................................   $   (437,912) $         (426,191)
                                                   ===========    =============

Income (loss) per common share .............   $      (0.30) $            (0.09)

Weighted average number of common shares
  used to compute net loss per common share          1,475,414        4,603,830
                                                   ===========    =============

   See notes to consolidated unaudited condensed financial statements.

                                          CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                                       (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES)
                                 CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                             Total
                                                                                   Additional                          Stockholders'
                                                      Common Stock                   Paid-in           Accumulated           Equity
                                           ------------------------------------
                                               Shares              Amount            Capital             Deficit           (Deficit)
                                           -----------------   ----------------   ----------------   ------------------  -----------
Balance
January 1, 1997 ..........................      38,945,760     $     38,946     $ 13,904,078     $    (14,150,975) $       (207,951)

1-for-30 reverse stock split .............     (37,647,568)         (37,648)          37,648                  --               --

Common stock issued
for services .............................         440,000              440          387,060                  --            387,500

Common stock for cash ....................          18,333               18           10,982                  --             11,000

Common stock for assets ..................         738,334              738        1,653,012                  --          1,653,750

Common stock for debts ...................          13,000               13           19,487                  --             19,500

Rounding error ...........................            --                  1               (2)                 --                 (1)

Net loss for the period
ending March 31,1997 .....................            --               --               --                (437,912)        (437,912)
                                                               ------------     ------------     -    ------------     ------------

Balance
March 31, 1997 ...........................       2,507,859     $      2,508     $ 16,012,265     $    (14,588,887) $      1,425,886
                                                ===========    ============     ============     =    ============     ============

                       See notes to consolidated unaudited
                        condensed financial statements.

                                                                F-3

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
             (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOW


                                              For the three months ended
                                                       March 31
                                         --------------------------------------
                                                   1997         1996
                                               -----------   ------------
Net income (loss) ............................ $ (437,912) $ (426,191)
Adjustments to reconcile net income
 (loss) to net cash provided (used)
    by operating activities:
     Bad debt expenses .......................    17,462        --
     Depreciation and amortization ...........      --       118,411
     Common stock issued for services ........   387,500     280,574
                                                 ---------   --------

                                                   404,962    398,985
(Increase) decrease in:
     Accounts receivable - net ...............      --        76,723
     Accounts receivable - related ...........    (9,843)
     Accounts receivable - other .............   409,240     (90,716)
     Advances ................................      --      (294,051)
     Inventories .............................      --       (12,471)
     Prepaid expenses and refundable deposit .      --        10,055
Increase (decrease) in:
     Accounts payable ........................    (1,319)   (194,092)
     Accounts payable - related party ........  (375,044)   (475,407)
     Accrued expenses ........................      --        92,393
     Payroll taxes payable ...................      --      (153,931)
     Short term leases .......................      --        82,615

                                                   32,877   (968,725)
                                                 ---------   --------
             NET CASH PROVIDED (USED)
             BY OPERATING ACTIVITIES .........       (73)   (995,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of other assets ................      --          --
                                                 ---------   --------

             NET CASH PROVIDED (USED) BY
             INVESTING ACTIVITIES ............      --          --

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in long term debt ..............      --        50,832
     Sale of common stock for cash ...........      --       559,999
                                                ---------   --------

              NET CASH PROVIDED (USED) BY
                FINANCING ACTIVITIES .........      --       610,831

NET INCREASE IN CASH .........................       (73)   (385,100)
CASH AT BEGINNING OF PERIOD ..................       146     623,306
                                                  ---------   --------
               CASH AT END OF PERIOD .........   $     73   $ 238,206
                                                 =========   ========

      See notes to consolidated unaudited condensed financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
            (FORMERLY OMAP HOLDINGS, INCORPORATED AND SUBSIDIARIES)
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JUNE 30, 1997

1.       Basis of Presentation

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally-accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1996. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1997.

2.       Changes in Common Stock

         On April 10, 1997, the Company effected a 1-for-30 reverse split of its Class A common stock. All references to the Company's Class A Common Stock have been adjusted to reflect the reverse split.

          During 1996 and the first quarter of 1997, the Company issued Class A common stock to its directors as compensation for serving on the board of directors. During the second quarter of 1997, some of the directors resigned from the board of directors and returned 416,669 shares of the Company's stock for cancellation. As a result, the Company recorded a credit to consulting expenses in the amount of $270,982 in May 1997.

3.       Investment in American China Development Corporation

         On March 15, 1997, the Company acquired 100% of the issued and outstanding shares of American China Development Corporation ("ACDC"), which owns a 60% interest in a joint venture which operates a beer brewery in China. The Company recorded this investment at cost based on the fact that it does not have significant influence over the financial and operating policies of ACDC. This lack of significant influence is illustrated by the fact that: (1) the Company's directors are not represented on the board of directors of ACDC; (2) the Company's management does not participate in ACDC's policy making process;
(3) there is no material intercompany transactions between the Company and ACDC; and (4) there is no interchange of managerial personnel or technological dependency before the two companies. Please refer to the 10-QSB filed for the quarter ended March 31, 1997 for more detail on this investment.

                 CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIRIES
             (FORMERLY OMAP HOLDINGS, INCORPORATED AND SUBSIDIARIES)
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 1997

4.       Additional footnotes included by reference

         Except as indicated in Notes 1- 3 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Therefore, those footnotes are included herein by reference.

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

         From October 1995 to November 1996, the Company's business primarily involved the production of paper collators, vending machines and heating and lighting equipment through the Company's former subsidiary, Establissements R. Kohl ("Kohl"). Kohl was a French corporation whose principal asset was a 100,000 square foot manufacturing plant located in Calais, France. The Company acquired Kohl in December 1995. Prior to its acquisition by the Company, Kohl manufactured lighting fixtures and heating equipment, both of which were sold through existing distribution contracts. Prior to its acquisition of Kohl, the Company had acquired patents related to the production of collators and technology and proprietary information related to the manufacture of paper processing devices. From October 1995 to November 1996, Kohl was the Company's only income producing asset.

         The Company planned to develop the acquired patents and technology to manufacture paper collators in the manufacturing plant operated by Kohl. Kohl was to manufacture and distribute three different models of collators varying as to quality and price, each of which would implement the patents previously obtained by the Company. Kohl was also to continue manufacturing heating equipment and lighting fixtures. Finally, Kohl was to produce a line of patented portable food vending machines.

         During the end of 1995 and throughout 1996, Kohl continued to produce and distribute lighting and heating equipment, as it had done prior to its acquisition by the Company. Kohl also produced prototypes for several different models of its paper collators and a prototype for one of its patented vending machines.

         At the time that the Company acquired Kohl, Kohl had a shortage of working capital and required an immediate capital infusion. Kohl was delinquent in paying some of its trade creditors and needed additional capital to perfect the design and begin the manufacture of its collators and vending machines. After it acquired Kohl, the Company attempted to raise debt or equity financing to invest into Kohl, but was unable to obtain the capital necessary to assist Kohl in sustaining its operations. Accordingly, Kohl was unable to ever commence the distribution of its collators or vending machines and did not realize any revenue from the production of these products. Without additional capital, Kohl could not offset the research and development costs associated with these products and could not continue to meet its short term obligations.

         After becoming delinquent with several trade creditors, Kohl petitioned for bankruptcy protection under the laws of France in November 1996. This decision resulted from Kohl's shortage of working capital and from pressure imposed by Kohl's creditors. On April 28, 1997, the French Tribunal administering the bankruptcy of Kohl sold nearly all of Kohl's assets, including Kohl's manufacturing plant, at a hearing at the Commercial Court. The only assets which were not sold at that proceeding were vending machine prototypes, inventory and spare parts related thereto and vendor patents. Since Kohl applied for bankruptcy protection in November 1996 and was subsequently sold, the Company did not include the operations of Kohl in the Company's financial statements for the first quarter. Kohl was the Company's only significant asset during the majority of the first quarter and, therefore, Kohl's bankruptcy and ultimate sale substantially affected the Company's results of operations during the quarter.

         Aside from the few assets surviving Kohl's bankruptcy sale, the Company's only significant remaining assets were patents related to the manufacture of collators which were owned by a separate subsidiary of the Company. After the sale of Kohl, the Company discontinued the manufacture of collators and ceased making payments necessary to maintain ownership of the patent rights. Accordingly, the Company's right to these patents lapsed subsequent to the end of the first quarter.

         On March 15, 1997 and while the bankruptcy sale of Kohl was pending, the Company acquired all outstanding capital stock of a Bahamian corporation called American China Development Corporation ("ACDC") from a Company known as Dizon Investments Limited. The Company acquired ACDC in exchange for the Company's issuance of 666,667 shares of its common stock to Dizon. ACDC owns a 60% interest in a joint venture in the People's Republic of China (the "PRC"). According to the joint venture agreement, ACDC will have the right to obtain a 60% equity interest in a limited liability company within the Chinese territory to be operated in accordance with the Laws of the PRC on Joint Ventures Using Chinese and Foreign Investment. The purpose of the joint venture is to operate an existing beer brewery in the Jiangsu province of the PRC known as the Nantong Aitesi Beer Company. This brewery has been in existence since the 1950's and has been State-owned since that time. The brewery currently distributes beer locally to the City of Quidong and surrounding areas within a 50 mile radius. To reflect its acquisition of ACDC and its control of the joint venture interest owned by ACDC, the Company changed its name to China Food and Beverage Company on March 31, 1997.

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

         The Company acquired ACDC and the joint venture interest owned by ACDC because the Company seeks to capitalize on the enormous Chinese consumer market. The Chinese beer market is dominated by small, local breweries which distribute locally in their province or region. The Company believes that if substantial capital contributions are made to improve the quality of the beer produced by the brewery and the efficiency of the production process, the brewery can increase its market share and revenues and thereby increase the value of ACDC's investment in the joint venture. This belief is based upon an internal business plan produced by the Chinese partner in the joint venture.

         However, ACDC's investment in the joint venture is also subject to several risks and uncertainties. The most prominent risk involves the capital contributions required to be made by ACDC. The joint venture agreement requires ACDC to invest $2 million in United States currency within six months after the joint venture is approved. If ACDC is delinquent in making any capital contributions required under the joint venture agreement, it is subject to a 10% annual interest charge and further subject to a 0.5% penalty on all amounts in default. ACDC also risks losing its business license (which would effectively terminate its ability to carry out the purposes of the joint venture) if it fails to make its required capital contributions. Accordingly, the success of ACDC is substantially dependent on its ability to raise the capital necessary to meet its commitments under the joint venture. ACDC does not have substantial assets aside from the joint venture interest and will therefore be dependent upon the Company in making its required capital contributions. Given the Company's limited cash flow and history of operating losses, as well as its experience with Kohl, there is a substantial risk that ACDC will not be able to make the scheduled capital contributions. The Company intends to raise capital primarily through private offerings of its Common Stock or through debt financing, and the Company can provide no assurances that it will be able to generate sufficient capital in this manner. If ACDC and/or the Company are unable to raise this capital, the Company's investment in ACDC will not succeed.

         There are additional risks and uncertainties involved with ACDC's investment in the Chinese joint venture. A substantial portion of the business plan prepared by the Chinese partner in the joint venture is premised upon projections about how the Chinese consumer market in general, and the beer market in particular, will develop in the future. Many of these projections are based on developments in Hong Kong, Japan and other markets. There is a risk that these projections will prove to be inaccurate, that the market for beer in the PRC will not expand and that the revenues to be produced by the brewery could fall substantially short of projections made in the business plan. Another risk posed by the investment in the joint venture involves currency exchange rates which may nullify any dividends, profit sharing or other income that ACDC realizes through its investment in the joint venture. Finally, the joint venture is subject to political risks caused by political uncertainty in the PRC and relative infancy of Western investment in formerly State-owned Chinese companies.

Events Subsequent to End of Fiscal Quarter

         On April 10 1997, the Company's board of directors authorized the Company to effect a 1-for-30 reverse split of all issued and outstanding shares of Common Stock. The reverse split did not affect the authorized shares of Common Stock. All fractional shares of Common Stock were rounded up to the nearest whole share. The Company effected the reverse split because it believed that the number of issued and outstanding shares of Common Stock was disproportionately large compared to the Company's revenue, net income and net worth.

         During the second quarter of 1997, the Company obtained a commitment from an unaffiliated entity to provide the Company with debt capital in the amount of $2 million. The Company intended to invest this debt capital into ACDC. The loan agreement required the Company to pay a $300,000 loan processing fee. On July 7, 1997 and in order to pay the processing fee necessary to secure the debt financing, the Company entered an agreement to obtain a $300,000 letter of credit to be provided by a company known as Epimed, Inc. The Company issued 1,500,000 shares (or approximately 41.7% of the total shares currently issued and outstanding) to Epimed to secure the Company's repayment of amounts borrowed against the letter of credit. On July 11, 1997, the Company became aware that Epimed had failed, without cause, to deliver the letter of credit as required. The Company placed a stop transfer order on the shares of Common Stock issued to secure the letter of credit, and is in the process of obtaining a court order to cancel those shares. However, the 1.5 million shares have been treated as outstanding for purposes of disclosure on this Form 10-QSB. The Company has been unable to otherwise obtain the required loan processing fee and therefore has been unable to secure the $2 million in debt financing. The Company is currently seeking alternative means of financing the capital contributions required by the Chinese joint venture, but can provide no assurances that such financing will be available.

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

Results of Operations

         Gross revenues for the quarter ended March 31, 1997 were zero compared to $854,203 for the same period in 1996. Costs of revenues decreased to zero for the quarter ended March 31, 1997 from $473,606 during the first quarter of 1996. The decrease in both situations is attributable to the fact that Kohl, which was the Company's only source of operating revenues, filed for bankruptcy protection in November 1996.

         Selling, general, and administrative expenses were $437,912 for the first quarter of 1997 and $803,454 for the period ending March 31, 1996. This was primarily attributable to the Company's issuance of 440,000 shares of its Class A common stock to officers, directors and consultants in exchange for services rendered to the Company which were valued in the amount of $387,500.

         As of February 14, 1997, the Company had an account payable in the amount of $409,240 for past consulting services rendered. The holder of that accounts payable was indebted to the Company for $426,702 as a result of an unrelated transaction. The Company and the holder of the accounts payable then executed a settlement of these two offsetting claims. As a result, the Company recorded bad debt expenses in the amount of $17,462.

Capital Resources and Liquidity

         The Company has limited cash flow, and therefore compensated its officers, directors and consultants through the issuance of common stock. On February 24, 1997, the Company issued 13,000 shares of its Class A common stock ("Common Stock") to James Tilton, the Company's president and Chief Executive Officer, in lieu of cash salary of $19,500. Also during the first quarter of 1997, the Company issued 427,000 shares of its Common Stock to various directors as compensation for their services as directors and to consultants of the Company in exchange for services rendered. The shares issued to directors and consultants was valued at an aggregate of $368,000 by the Company.

         Additionally, the Company sold 18,333 shares of its Common Stock to two investors in exchange for $11,000. These shares were exempt from registration pursuant to Regulation S of the Securities Act of 1933. The Company filed a Form 8-K to disclose these transactions on March 23, 1997. The Company also issued 13,000 shares of its Common Stock to Jane Zheng, the Secretary and Treasurer of the Company, as payment for 1995 salary.

         On March 15, 1997, the Company acquired 100% of the issued and outstanding shares of American China Development Corporation ("ACDC") from Dizon Investments Limited. ACDC owns a 60% interest in a joint venture which operates a beer brewery in China. The consideration of the purchase was 666,667 shares of the Company's Common Stock which the Company valued at $1,600,000 on its financial statements. The 666,667 shares were restricted pursuant to Rule 144 promulgated under the Securities Act of 1933.

         The Company had a working capital deficiency of $227,864 as of March 31, 1997 compared to a net working capital of 444,012 on the same date in 1996.

         Net stockholders' equity in the Company was $1,425,886 on March 31, 1997 and $5,724,657 on March 31, 1996. The main reason behind the decrease was the Company's substantial loss realized in 1996 ($6,851,350).

--------------------------------------------------------------------------------
ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------

         In January 1997, the Company appointed Stanley Merdinger as a director of the Company. Mr. Merdinger was appointed as a director based upon his experience with international finance and consulting. In September 1997 and subsequent to the end of the first quarter, the Company appointed Kitty Chow as a director of the Company. Ms. Chow was appointed as a director based upon her business experience with Chinese companies.

--------------------------------------------------------------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


    (a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 9 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

    (b) Reports on Form 8-K. The Company did not file any repots on Form 8-K during the first quarter of 1997. On May 23, 1997 and subsequent to the end of the first quarter, the Company filed a Form 8-K disclosing the bankruptcy sale of its former subsidiary, Establissements R. Kohl, and the sale of 100,000 shares of Common Stock pursuant to Regulation S.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17TH day of October 1997.

         China Food and Beverage Company

          /s/ James Tilton
           James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                    Date
---------                   -----                                    ----
 /s/ James Tilton          Chief Executive Officer, President,  October 17, 1997
------------------         Treasurer and Director
 James Tilton

 /s/ Jane Zheng            Secretary and Director               October 17, 1997
-------------------
 Jane Zheng

 /s/ Stanley Merdinger     Director                             October 17, 1997
---------------------
  Stanley Merdinger

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

3(ii)      *       The Company's Bylaws, incorporated herein by reference to the
                   Company's  annual  report on Form  10-KSB  for the year ended
                   December 31, 1992.

10(i)(a)   *       Agreement  and Plan of Exchange  between the Company and OMAP
                   International Incorporated,  dated October 23, 1995, filed as
                   Exhibit 2(a) to  Registrant's  Current  Report on Form 8-K on
                   April 22, 1996.

10(i)(b)   *       Agreement for  Acquisition  of Assets between the Company and
                   Otto  Barenthin,  dated  December 15, 1995,  filed as Exhibit
                   2(b) to Registrant's  Current Report on Form 8-K on April 22,
                   1996.

10(i)(c)   *       Contract  of  Transfer  and  Exchange  of Shares  between the
                   Company,  Maurice Van Gysel and Jacky Caille,  dated December
                   15,  1995,  filed as  Exhibit  2(c) to  Registrant's  Current
                   Report on Form 8-K on April 22, 1996.

10(i)(d)   *       Agreement between the Company and Dizon Investments  Limited,
                   dated  March  15,   1997,   filed  as  Exhibit   10(i)(g)  to
                   Registrant's  Annual  Report on Form 10-KSB filed October 20,
                   1997.

10(i)(e)   *       Consulting  Agreement  between  the  Company  and The  Hayden
                   Group, dated September 25, 1997, filed as Exhibit 10(i)(h) to
                   Registrant's  Annual  Report on Form 10-KSB filed October 20,
                   1997.

10(i)(f)   *       Joint  Venture   Contract  of  American   China   Development
                   Corporation,  dated  November  11,  1997,  filed  as  Exhibit
                   10(i)(i) to  Registrant's  Annual Report on Form 10-KSB filed
                   October 20, 1997.