Form 10QSB
period 1997-06-30
OMAP HOLDINGS INC
filed 1997-10-22
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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

                                     PART I

--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended June 30, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
             (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


ASSETS
                                                                      June 30
                                                                        1997
                                                                   -------------
CURRENT ASSETS

Accounts receivable - related parties ........................     $     35,045
                                                                   ------------

                      TOTAL CURRENT ASSETS ...................           35,045
                                                                   ------------

PROPERTY AND EQUIPMENT - NET .................................             --

OTHER ASSETS

Investments in American China Development Company ............        1,600,000
Refundable deposit ...........................................           53,750
                                                                   ------------

                         TOTAL OTHER ASSETS ..................        1,653,750
                                                                   ------------

                         TOTAL ASSETS ........................     $  1,688,795
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Bank overdraft ...............................................     $          2
Accounts payable .............................................          144,928
Accounts payable - related parties ...........................            5,204
Payroll taxes payable ........................................          113,943
                                                                   ------------

                         TOTAL CURRENT LIABILITIES ...........          264,077
                                                                   ------------

LONG TERM LIABILITIES ........................................             --

COMMITMENTS AND CONTINGENCIES ................................             --

STOCKHOLDERS' EQUITY

Common stock-$.001 par value:
 100,000,000 shares authorized;
2,091,190 shares issued and outstanding at 6/30/97 ...........            2,091
Additional paid-in capital ...................................       15,740,532
Accumulated deficit ..........................................      (14,317,905)
                                                                   ------------

                         TOTAL STOCKHOLDERS'  EQUITY .........        1,424,718
                                                                   ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $  1,688,795
                                                                   ============

           See notes to consolidated unaudited financial statements.

                                          CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                                       (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES)
                                      CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended                   Six Months Ended
                                                                  ----------------------------------------   -----------------------
                                                                       June 30         June 30             June 30           June 30
                                                                        1997             1996                1997             1996
                                                                    -----------    -------------        ------------   ------------

Revenue (net of returns) ................................    $             -      $     672,370 $           --  $         1,526,573
Cost of revenue .........................................                 --            511,963             --              985,569
                                                                  ------------     ------------     ------------     --------------
                Gross profit ............................                 --            160,407             --              541,004

Operating expenses:
  Selling, general and administrative ...................             (270,982)         496,988          166,929          1,300,442
                                                                  ------------     ------------     ------------     --------------

                Operating income (loss) .................              270,982         (336,581)        (166,929)          (759,438)

Other income (expense):

  Interest income .......................................                 --              2,491             --                2,491
  Interest expense ......................................                 --             (9,870)            --              (13,546)
  Gain from investment securities .......................                                  --               --                 --
  Loss from forgiveness of debt .........................                 --               --               --                 --
  Miscellaneous other income (expense) ..................                 --               (246)            --                   96
  Bad debt expense ......................................                 --               --               --                 --
                                                                  ------------     ------------     ------------     --------------

                Total Other Income (expenses) ...........                 --             (7,625)            --              (10,959)
                                                                  ------------     ------------     ------------     --------------

Net income (loss) before extraordinary items ............              270,982         (344,206)      (166,929)            (770,397)
                                                                                                    ------------     --------------

Extraordinary items .....................................                 --              3,108             --                3,108
                                                                  ------------     ------------     ------------     --------------

Net income (loss) .......................................    $       270,982 $     (341,098)$        (166,929) $           (767,289)
                                                                  ============     ============     ============     ==============


Income (loss) per common share
  Income (loss) before extraordinary items ..............    $            0.15            (0.01)          (0.09)              (0.04)
  Income (loss) from extraordinary items ................                 --               --               --                 --
                                                                  ------------     ------------     ------------     --------------

Income (loss) per weighted average common share .........    $            0.15            (0.01)          (0.09)              (0.04)
                                                                  ============     ============     ============     ==============

  Weighted average number of common shares
  used to compute net loss per common share .............            1,846,808       22,985,133        1,846,808         20,940,875
                                                                  ============     ============     ============     ==============

                                      See   notes  to   consolidated   unaudited
financial statements.

                                                                 F-2

                                         CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                                      (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES)
                               CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             Total
                                                                            Additional                   Stockholders'
                                              Common Stock                    Paid-in      Accumulated      Equity
                                  ------------------------------------
                                       Shares              Amount             Capital       Deficit        (Deficit)
                                  -----------------    ---------------    ---------------  -----------   ------------
Balance
January 1, 1997 ....................     38,945,760    $     38,946    $ 13,904,078       $ (14,150,975) $  (207,951)

1-for-30 reverse split .............    (37,647,568)        (37,648)         37,648            --              --

Common stock issued
for services .......................        440,000             440         387,060            --           387,500

Common stock for cash ..............         18,333              18          10,982            --            11,000

Common stock for assets ............        738,334             738       1,653,012            --         1,653,750

Common stock for debts .............         13,000              13          19,487            --            19,500

Rounding error .....................           --                 1              (2)           --                (1)

Net loss for the quarter
ending March 31,1997 ...............           --              --              --          (437,912)       (437,912)
                                         ------------    ------------    ------------    ------------    ------------

Balance
March 31, 1997 .....................      2,507,859           2,508      16,012,265     (14,588,887)      1,425,886
                                         ------------    ------------    ------------    ------------    ------------

Common stock issued
for services .......................       (416,669)           (417)       (271,733)           --          (272,150)

Net income for the quarter
ending June 30,1997 ................           --              --              --           270,982         270,982
                                         ------------    ------------    ------------    ------------    ------------

Balance
June 30, 1997 ......................      2,091,190    $      2,091    $ 15,740,532     $(14,317,905) $     1,424,718
                                         ============    ============    ============    ============    ============


                                See notes to  consolidated  unaudited  condensed
financial statements.

                                                                F-3

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
             (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARIES)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

                                               For the six months ended
                                                        June 30
                                             ----------------------------
                                                  1997         1996
                                             ----------------------------

Net income (loss) ........................   $ (166,929) $  (767,289)
Adjustments to reconcile
  net income (loss) to net
cash provided (used)
   by operating activities:
     Depreciation and amortization .......      --        238,600
     Bad debt expenses ...................    17,462         --
     Loss from debt settlement ...........      --           --
     (Gain) from investment securities ...      --           --
     Common stock issued for services ....   115,350      350,285
(Increase) decrease in:
     Accounts receivable - net ...........      --        435,686
     Accounts receivable - related parties      --       (169,843)
     Accounts receivable - other .........   409,240     (400,247)
     Inventories .........................      --          1,714
     Prepaid expenses ....................      --         13,429
Increase (decrease) in:
     Accounts payable ....................      (226)    (152,080)
     Accounts payable - related party ....  (375,045)    (455,383)
     Payroll taxes payable ...............      --       (448,787)
                                             ----------   --------
              NET CASH PROVIDED (USED)
                BY OPERATING ACTIVITIES ..      (148)  (1,353,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of other assets ............      --        (10,354)
                                             ----------   --------
          NET CASH PROVIDED (USED) BY
                  INVESTING ACTIVITIES ...      --        (10,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued for cash ........      --        720,000
     Increase in long-term debt ..........      --         35,154
                                            ----------   --------
          NET CASH PROVIDED (USED) BY
                 FINANCING ACTIVITIES ....      --        755,154

NET INCREASE (DECREASE ) IN CASH .........      (148)    (609,115)
CASH AT BEGINING OF PERIOD ...............       146      623,306
                                              ---------   --------

                CASH AT END OF PERIOD ....   $     (2)  $  14,191
                                             ==========   ========

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

         Aside from the few assets surviving Kohl's bankruptcy sale, the Company's only significant remaining assets were patents related to the manufacture of collators which were owned by a separate subsidiary of the Company. After the sale of Kohl, the Company discontinued the manufacture of collators and ceased making payments necessary to maintain ownership of the patent rights. Accordingly, on June 19, 1997, the Company received notice that its rights to these patents had lapsed.

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

Events Subsequent to Second Quarter

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

Results of Operations

         Gross revenues for the six months ended June 30, 1997 and the quarter ended June 30, 1997 were zero compared to $1,526,573 and $672,370 for the same periods in 1996. Costs of revenues decreased from $985,569 for the six-month period ending June 30, 1996 to zero for the same period in 1997. Costs of revenues were zero for the quarter ended June 30, 1997 and $511,963 for the same quarter in 1996. The decrease in comparative gross revenues and costs of revenues is attributable to the fact that Kohl, which was the Company's only source of operating revenues, filed for bankruptcy protection and discontinued its operations in November 1996.

         Selling, general, and administrative expenses were $166,929 for the first and second quarter of 1997 and $1,300,442 for the same period in 1996, of which consulting and payroll expenses accounted for $785,413. During the quarter ended June 30, the Company incurred selling, general, administrative expenses in the amount of ($270,982) and $1,300,442 for 1997 and 1996, respectively. During the second quarter of 1997, four of the Company's directors resigned from the board of directors and returned common stock issued to them for services as directors during the first quarter. As a result, the Company recorded a credit to consulting expenses in the amount of $270,982 in May 1997. This primarily accounts for the significant decrease in selling, general, and administrative expenses from period to period.

         Net loss was $166,929 during the first six months of 1997 compared to $767,289 for the first and second quarter of 1996. Due to the reduction in consulting expenses, the Company realized net income in the amount $270,982 for the quarter ended June 30, 1997 compared to a net loss of $341,098 for the same quarter in 1996.

Capital Resources and Liquidity

          On April 10, 1997, the Company effected a 1-for-30 reverse split of its Class A common stock. All references to the Company's Class A Common Stock have been adjusted to reflect the reverse split.

         During 1996 and the first quarter of 1997, the Company issued Class A common stock to its directors as compensation for serving on the board of directors. During the second quarter of 1997, four of the directors resigned from the board of directors and returned 416,669 shares of the Company's stock for cancellation. As a result, the Company recorded a credit to consulting expenses in the amount of $270,982 in May 1997.

         The Company had a working capital deficiency of $229,032 as of June 30, 1997 compared to a net working capital of $447,745 at the end of June 1996.

         Net stockholders' equity in the Company was $1,424,718 on June 30, 1997 and $5,608,266 as of June 30, 1996. The main reason behind the decrease was the Company's substantial loss suffered in 1996 ($6,851,350).


--------------------------------------------------------------------------------
ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------


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

     (b) Reports on Form 8-K. On May 23, 1997, the Company filed a Form 8-K disclosing the bankruptcy sale of its former subsidiary, Establissements R. Kohl, and the sale of 100,000 shares of Common Stock pursuant to Regulation S.

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

Signature                     Title                                   Date
---------                     -----                                   ----
 /s/ James Tilton             Chief Executive Officer,          October 17, 1997
-------------------           President, Treasurer and Director
 James Tilton


 /s/ Jane Zheng               Secretary and Director            October 17, 1997
--------------------
 Jane Zheng


 /s/ Stanley Merdinger         Director                         October 17, 1997
----------------------
  Stanley Merdinger

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