Form 10QSB
period 1997-09-30
CHINA FOOD & BEVERAGE CO
filed 1997-11-19
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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

                                    Yes              No    XX

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of November 7, 1997 was 4,710,983.


                                         Total of Sequentially Numbered Pages: 8
                                                        Exhibit Index on Page: 8

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..........  3

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................  6

         SIGNATURES .........................................................  7

         INDEX TO EXHIBITS ..................................................  8

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended September 30, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                 CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARY
              (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARY)
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEET


ASSETS
                                                                    September 30
                                                                            1997
                                                             -------------------
CURRENT ASSETS

Cash ..........................................................    $      1,482
Accounts receivable - related parties .........................          69,281
                                                                   ------------

                                      TOTAL CURRENT ASSETS ....          70,763
                                                                   ------------

PROPERTY AND EQUIPMENT - NET ..................................            --

OTHER ASSETS

Investments in American China Development Company .............       1,600,000
Refundable deposit ............................................          53,750
                                                                   ------------

                                        TOTAL OTHER ASSETS ....       1,653,750
                                                                   ------------

                                              TOTAL ASSETS ....    $  1,724,513
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ..............................................    $    141,491
Accounts payable - related parties ............................           5,204
Accrued liabilities - foreign investors .......................         102,898
Payroll taxes payable .........................................         113,943
                                                                   ------------

                                 TOTAL CURRENT LIABILITIES ....         363,536
                                                                   ------------

LONG TERM LIABILITIES .........................................            --

COMMITMENTS AND CONTINGENCIES .................................            --

STOCKHOLDERS' EQUITY

Common stock-$.001 par value: 100,000,000 shares authorized;
2,091,190 shares issued and outstanding at 9/30/97 ............           2,091
Additional paid-in capital ....................................      15,740,532
Accumulated deficit ...........................................     (14,381,646)
                                                                   ------------

                               TOTAL STOCKHOLDERS'  EQUITY ....       1,360,977
                                                                   ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....    $  1,724,513
                                                                   ============

      See notes to consolidated unaudited condensed financial statements.

                                           CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARY
                                        (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARY)
                                      CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended            Nine Months Ended
                                                                             ------------------------------------------------------
                                                                          September 30     September 30  September 30   September 30
                                                                              1997            1996            1997          1996
                                                                           ----------------------------   --------------------------
Revenue (net of returns) ................................             $          --  $      692,301 $           --      $ 2,218,874
Cost of revenue .........................................                         --          396,861           --        1,382,430
                                                                           -----------    -----------    -----------    -----------
                     Gross profit .......................                        --          295,440           --          836,444

Operating expenses:
  Selling, general and administrative ...................                      63,873        561,527        230,802      1,861,969
                                                                           -----------    -----------    -----------    -----------

                     Operating income (loss) ............                   (63,873)      (266,087)      (230,802)    (1,025,525)

Other income (expense):

  Interest income .......................................                         --            1,127           --            3,618
  Dividend income .......................................                         132            --              132
  Interest expense ......................................                         --           (6,047)          --          (19,593)
  Misc. other income (expenses) .........................                         --             --             --               96
                                                                           -----------    -----------    -----------    -----------

                   Total Other Income (expenses) ........                         132         (4,920)           132        (15,879)
                                                                           -----------    -----------    -----------    -----------

Net loss before income taxes ............................                      (63,741)      (271,007)      (230,670)    (1,041,404)
                                                                           -----------    -----------    -----------    -----------

Income taxes ............................................                       --             (506)          --             (506)
                                                                           -----------    -----------    -----------    -----------

Net operating loss ......................................                     (63,741)      (271,513)      (230,670)    (1,041,910)

Extraordinary items .....................................                         --          (11,568)          --           (8,460)
                                                                           -----------    -----------    -----------    -----------

Net loss ................................................             $      (63,741)$     (283,081)$    (230,670) $     (1,050,370)
                                                                           ===========    ===========    ===========    ===========

Income (loss) per common share
  Income (loss) before extraordinary items ..............                        (0.03)         (0.01)         (0.12)         (0.05)
  Income (loss) from extraordinary items ................                         --            (0.00)          --            (0.00)
                                                                           -----------    -----------    -----------    -----------


Income (loss) per weighted average common share .........                  $     (0.03)         (0.01)         (0.12)         (0.05)
                                                                           ===========    ===========    ===========    ===========

  Weighted average number of common shares
  used to compute net loss per common share .............                     2,091,190     23,704,544      1,955,611     21,868,823
                                                                           ===========    ===========    ===========    ===========


                                See notes to consolidated unaudited condensed financial statements.

                                                                F-2

                                          CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARY
                                       (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARY)
                               CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             Total
                                                                          Additional                     Stockholders'
                                              Common Stock                  Paid-in      Accumulated        Equity
                                  ------------------------------------
                                       Shares              Amount          Capital          Deficit         (Deficit)
                                  -----------------    ---------------  --------------- ---------------  --------------
Balance
January 1, 1997 ....................     38,945,760    $     38,946    $ 13,904,078   $    (14,150,975) $   (207,951)

1-for-30 reverse split .............    (37,647,568)        (37,648)         37,648            --              --

Common stock issued
for services .......................        440,000             440         387,060            --           387,500

Common stock for cash ..............         18,333              18          10,982            --            11,000

Common stock for assets ............        738,334             738       1,653,012            --         1,653,750

Common stock for debts .............         13,000              13          19,487            --            19,500

Rounding error .....................           --                 1              (2)           --                (1)

Net loss for the quarter
ending March 31,1997 ...............           --              --              --          (437,912)       (437,912)
                                         ------------    ------------    ------------    ------------    ------------

Balance
March 31, 1997 .....................      2,507,859           2,508      16,012,265     (14,588,887)      1,425,886
                                        ------------    ------------    ------------    ------------    ------------

Common stock issued
for services .......................       (416,669)           (417)       (271,733)           --          (272,150)

Net income for the quarter
ending June 30,1997 ................           --              --              --           270,982         270,982
                                         ------------    ------------    ------------    ------------    ------------

Balance
June 30, 1997 ......................      2,091,190           2,091      15,740,532     (14,317,905)      1,424,718
                                         ------------    ------------    ------------    ------------    ------------

Net income for the quarter
ending September 30,1997 ...........           --              --              --           (63,741)        (63,741)
                                          ------------    ------------    ------------    ------------    ------------

Balance
September 30, 1997 .................      2,091,190    $      2,091    $ 15,740,532    $(14,381,646)   $  1,360,977
                                         ============    ============    ============    ============    ============


                                See notes to consolidated unaudited condensed financial statements.

                                                                F-3

                 CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARY
              (FORMERLY OMAP HOLDINGS INCORPORATED AND SUBSIDIARY)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

                                                      For the nine months ended
                                                            September 30
                                                     ---------------------------
                                                          1997           1996
                                                      --------------------------
Net income (loss) ....................................  $(230,670)  $(1,050,370)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
     Depreciation and amortization ...................       --         362,055
     Bad debt expenses ...............................     17,462          --
     Common stock issued for services ................    115,350       350,285
(Increase) decrease in:
     Accounts receivable - net .......................       --         679,153
     Accounts receivable - related parties ...........    (50,996)     (160,000)
     Accounts receivable - other .....................    426,702      (353,607)
     Inventories .....................................       --          49,991
     Prepaid expenses ................................       --          13,316
     Investment Securities ...........................       --         (10,000)
Increase (decrease) in:
     Accounts payable and accrued expenses ...........     (4,155)     (443,486)
     Accounts payable - related party ................   (375,255)     (326,002)
     Accounts payable - foreign investors ............    102,898          --
     Payroll taxes payable ...........................       --        (448,787)
                                                        ---------   -----------
               NET CASH PROVIDED (USED)
                BY OPERATING ACTIVITIES ..............      1,336    (1,337,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ............................       --         (10,692)
                                                        ---------   -----------
             NET CASH PROVIDED (USED) BY
                    INVESTING ACTIVITIES .............       --         (10,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash for previously-issued stock ................       --            --
     Common stock issued for cash ....................       --         720,000
     Increase in long-term debt ......................       --          19,737
                                                        ---------   -----------
             NET CASH PROVIDED (USED) BY
                    FINANCING ACTIVITIES .............       --         739,737

NET INCREASE (DECREASE ) IN CASH .....................      1,336      (608,407)
CASH AT BEGINING OF PERIOD ...........................        146       623,306
                                                        ---------   -----------
                   CASH AT END OF PERIOD $ ...........      1,482   $    14,899
                                                        =========   ===========

      See notes to consodlidated unaudited condensed financial statements.

                 CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARY
              (FORMERLY OMAP HOLDINGS, INCORPORATED AND SUBSIDIARY)
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

2.       Investment in American China Development Corporation

         On March 15, 1997, the Company acquired 100% of the issued and outstanding shares of American China Development Corporation ("ACDC"), which owns a 60% interest in a joint venture which operates a beer brewery in China. The Company continues to record this investment at cost based on the fact that it does not have significant influence over the financial and operating policies of ACDC. This lack of significant influence is illustrated by the fact that: (1) the Company's directors are not represented on the board of directors of ACDC;
(2) the Company's management does not participate in ACDC's policy making process; (3) there are no material intercompany transactions between the Company and ACDC; and (4) there is no interchange of managerial personnel or technological dependency between the two companies. Please refer to the 10-QSB filed for the quarter ended March 31, 1997 for more detail on this investment.

2.       Changes in Common Stock

         The Joint Venture Agreement between ACDC and its Chinese partner requires the Company to invest $2,000,000 in the beer brewery in China. During the second quarter of 1997, the Company executed a loan agreement with an unaffiliated third party to provide the Company with a $2,000,000 loan. On July 7, 1997, the Company issued 1,500,000 shares of its common stock to Epimed Inc. in order to obtain a $300,000 letter of credit to pay for the loan processing fee. The shares served as collateral on the letter of credit. On July 11, 1997, the Company became aware that Epimed failed to deliver the letter of credit as promised and placed a stop transfer order on the 1,500,000 shares issued. The Company is in the process of obtaining a court order to cancel the stock certificate. The Company believes that it will be able to cancel the stock certificate and therefore did not record the issuance of 1,500,000 shares. Consequently, the shares have been subtracted from the total number of shares outstanding as recorded by the transfer agent.

         On April 10, 1997, the Company effected a 1-for-30 reverse split of its common stock.
All references to the Company's common stock have been adjusted to reflect the reverse split.

                 CHINA FOOD AND BEVERAGE COMPANY AND SUBSIADIRY
              (FORMERLY OMAP HOLDINGS, INCORPORATED AND SUBSIDIARY)
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


4.       Investments from Foreign Investors

         During the third quarter of 1997, the Company obtained $102,898 in cash from various foreign investors. The Company initially intended to issue shares of its common stock in exchange for cash received. However, disputes arose between the Company and the foreign investors concerning the manner in which the stock was to be issued. The Company is currently negotiating with the foreign investors toward a settlement of these disputes. As of the date of this filing, the Company is not certain whether stock or promissory notes will be given to these foreign investors. Consequently, the Company recorded a current liability in the amount of $102,898 to reflect the cash infusion from these foreign investors.

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

Events Subsequent to Third Quarter

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

Results of Operations

         Gross revenues for the nine months ended September 30, 1997 and the quarter ended September 30, 1997 were zero compared to $2,218,874 and $692,301 for the same periods in 1996. Costs of revenues decreased from $1,382,430 for the nine-month period ending September 30, 1996 to zero for the same period in 1997. Costs of revenues were $396,861 for the quarter ended September 30, 1996 and zero for the same quarter in 1997. The decrease in all situations is attributable to the fact that Kohl, which was the Company's only source of operating revenues, filed for bankruptcy protection and discontinued its operations in November 1996.

         Selling, general, and administrative expenses were $230,802 for the first three quarters of 1997, during which the Company incurred $152,258 in accounting and consulting expenses. During the same period in 1996, the Company recorded $1,861,969 in selling, general, and administrative expenses, of which consulting and payroll expenses accounted for $1,110,409. During the quarter ended September 30, the Company incurred selling, general, administrative expenses in the amount of $63,873 and $561,527 for 1997 and 1996, respectively.

         Net loss was $230,670 during the first nine months of 1997 compared to $1,050,370 for the same period in 1996. For the three months ended September 30, net loss was $63,471 for 1997 and $283,081 for 1996.

Capital Resources and Liquidity

          On April 10, 1997, the Company effected a 1-for-30 reverse split of its common stock. All references to the Company's Class A Common Stock have been adjusted to reflect the reverse split.

         During the third quarter of 1997, the Company obtained $102,898 in cash from various foreign investors. The Company initially intended to issue shares of its common stock in exchange for cash received. However, disputes arose between the Company and the foreign investors concerning the manner in which the stock was to be issued. The Company is currently negotiating with the foreign investors toward a settlement of these disputes. As of the date of this filing, the Company is not certain whether stock or promissory notes will be given to these foreign investors. Consequently, the Company recorded a current liability in the amount of $102,898 to reflect the cash infusion from these foreign investors.

         The Company had a working capital deficiency of $292,773 as of September 30, 1997 compared to a net working capital of $244,663 at the end of September 1996. Kohl's operations accounted for a majority of the working capital in 1996. After Kohl filed for bankruptcy, the Company was left with few current assets and many current liabilities.

         Net stockholders' equity in the Company was $1,360,977 on September 30, 1997 and $5,312,286 as of September 30, 1996. The main reason behind the decrease was the Company's substantial loss suffered in 1996 ($6,851,350).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18TH day of November 1997.

         China Food and Beverage Company



         /s/ James Tilton
         ----------------
        James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

/s/James Tilton         Chief Executive Officer, President,    November 19, 1997
---------------         Treasurer and Director
 James Tilton

/s/Stanley Merdinger                  Director                 November 19, 1997
-------------------
  Stanley Merdinger

/s/ Kitty Chow                        Director                 November 19, 1997
 Kitty Chow

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