Form 10KSB
period 1997-12-31
CHINA FOOD & BEVERAGE CO
filed 1998-04-14
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Commission file number:  0-11734
                         -------

                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)


       NEVADA                                            87-0548148
       ------                                            ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                82-66 Austin Street Kew Gardens, New York 11415
                    (Address of Principal Executive Offices)
                    ----------------------------------------

                                 (212) 398-7833
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

      Title of Each Class                          Name of Each Stock Exchange
      -------------------                             on Which Registered
Common Stock, Par Value $0.001 Per Share           ---------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES      NO  X
                                              ---     ---
         The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1997, was approximately $1,879,643.20.

         The number of shares of Registrant's Common Stock outstanding on December 31, 1997, was 2,931,546.

         The Registrant's total revenues for the year ended December 31, 1997, were $0.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS ...........................................   3

ITEM 2.  DESCRIPTION OF PROPERTY ...........................................   5

ITEM 3.  LEGAL PROCEEDINGS .................................................   5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...........  6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ..............................................  7

ITEM 7.  FINANCIAL STATEMENTS ............................................... 12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ...................... 12

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................. 13

ITEM 10. EXECUTIVE COMPENSATION ............................................. 14

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS ............................ 15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 16

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................... 17

         SIGNATURES ......................................................... 18

         INDEX TO EXHIBITS .................................................. 19

                                     PART I


--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------


Business Development
--------------------

         China Food & Beverage Company, a Nevada corporation (the "Company" or, "Corporation"), has executive offices at: 82-66 Austin Street, Kew Gardens, New York 11415. The Company was incorporated in Nevada on November 6, 1981 under the name Logos Scientific Inc. Until 1991, the Company sold and distributed medical diagnostic equipment through its Volu-Sol division. The Company sold that division in December 1991. On May 5, 1992, the Company changed its name to Logos International, Inc.

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

-----------------------


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



Business of Issuer
------------------

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



--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------


         Prior to November 1996, the Company's subsidiary Kohl owned a manufacturing plant located in Calais, France. In November 1996, the plant became part of Kohl's bankruptcy estate and was ultimately sold in Kohl's April 28, 1997, bankruptcy sale. The Company does not currently own any real property.



--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


         V.K. Holdings, Inc. ("VK") sued the Company (Case Number 93-05193-00-0-G) on September 7, 1993 in the 319TH Judicial District Court of Nueces County, Corpus Christi, Texas. VK alleged fraud, violation of securities laws, and other related causes of action. Also named as defendants in the suit are Chad Burnett, Richard Surber and Kenneth R. O'Neal in their capacities as officers and directors of the Company in November 1992, the time when the alleged fraudulent acts took place. The matter has been settled to the satisfaction of all parties concerned and as of the date of this submission, are waiting for the Court to sign an Order dismissing the suit.






--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


         During the fourth quarter of the 1997 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II



--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


Market Information
------------------

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1996 and 1997. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions. The increases reflected in the quarters ended June 30, 1997, September 30, 1997 and December 31, 1997, are attributable to the 30-for-1 reverse split effected by the Company on April 10, 1997.



             QUARTER                             HIGH           LOW

Quarter Ending December 31, 1997             $   0.75      $   2.12

Quarter Ending September 30, 1997            $   0.56      $   0.31

Quarter Ended June 30, 1997                  $   0.63      $   0.02

Quarter Ended March 31, 1997                 $   0.08      $   0.03

Quarter Ended December 31, 1996              $   0.50      $   0.01

Quarter Ended September 30, 1996             $   0.75      $   0.19

Quarter Ended June 30, 1996                  $   3.37      $   0.50

Quarter Ended March 31, 1996                 $   5.00      $   2.50



Shareholders
------------

      There were approximately 1,485 record holders of Common Stock as of December 31, 1997, holding a total of 2,931,546 outstanding shares of Common Stock.

Reverse Split
-------------

      On April 10, 1997, the Company effected a 30-for-1 reverse split of its Common Stock. The reverse split affected only the issued and outstanding Common Stock and did not affect the number of shares of Common Stock authorized for issuance by the Company. All fractional shares resulting from the reverse split were rounded up to the nearest whole share.

Dividends
---------

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



--------------------------------------------------------------------------------
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


      The Company's analysis of its financial condition and results of its operations was addressed in the Company's 10-KSB, filed , on or about, October 23, 1997. Though several significant events have occurred during that 6 week period, from October 23, 1997 through December 31, 1997, as are set forth below, there were no material changes that would alter the Company's position.

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

      On March 15, 1997, and while the bankruptcy sale of Kohl was pending, the Company acquired all outstanding capital stock of a Bahamian corporation called American China Development Corporation ("ACDC"). ACDC owns a 60% interest in a joint venture in the People's Republic of China (the "PRC"). According to the joint venture agreement, ACDC will obtain a 60% equity interest in a limited liability company within the Chinese territory to be operated in accordance with the Laws of the PRC on Joint Ventures Using Chinese and Foreign Investment. The purpose of the joint venture is to operate an existing beer brewery in the Jiangsu province of the PRC known as the Nantong Aitesi Beer Company. This brewery has been in existence since the 1950's and has been State owned since that time. The brewery currently distributes beer locally to the City of Quidong and surrounding areas within a 50 mile radius.

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

      However, ACDC's investment in the joint venture is also subject to several risks and uncertainties. The most prominent risk involves the capital contributions required to be made by ACDC. The joint venture agreement requires ACDC to invest $2 million in United States currency within six months after the joint venture is approved. If ACDC is delinquent in making any capital contributions required under the joint venture agreement, it is subject to a 10% annual interest charge and further subject to a 0.5% penalty on all amounts in default. ACDC also risks losing its business license (which would effectively terminate its ability to carry out the purposes of the joint venture) if it fails to make its required capital contributions. Accordingly, the success of ACDC is substantially dependent on its ability to raise the capital necessary to meet its commitments under the joint venture. ACDC does not have substantial assets aside from the joint venture interest and will therefore be dependent upon the Company in making its required capital contributions. Given the Company's limited cash flow and history of operating losses, there is a substantial risk that ACDC will not be able to make the scheduled capital contributions. The Company intends to raise capital primarily through private offerings of its Common Stock or, through debt financing, and the Company can provide no assurances that it will be able to generate sufficient capital in this manner. If ACDC and/or the Company are unable to raise this capital, the Company's investment in ACDC will not succeed.

      During the second quarter of 1997, the Company obtained a commitment from an unaffiliated entity to provide the Company with debt capital in the amount of $2 million. The loan agreement required the Company to pay a $300,000 loan processing fee. On July 7, 1997, and in order to pay the processing fee necessary to secure the debt financing, the Company entered an agreement to obtain a $300,000 letter of credit from a company known as Epimed, Inc. The Company issued 1,500,000 shares (or approximately 41.7% of the total shares issued and outstanding) to Epimed to secure the Company's repayment of proceeds borrowed from the letter of credit. On July 11, 1997, the Company became aware that Epimed had failed, without cause, to deliver the letter of credit as required. The Company placed a stop transfer order on the shares of Common Stock issued to secure the letter of credit, and is in the process of obtaining a court order to cancel those shares. However, the 1.5 million shares have not been treated as outstanding for purposes of disclosure on this Form 10-KSB. The Company has been unable to otherwise obtain the required loan processing fee and therefore has been unable to secure the $2 million in debt financing.

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

      On October 7, 1997, the Company executed a $160,000 promissory note to settle any and all potential claims against the Company stemming from an April 1996 offshore offering of the Company's Common Stock which had since been rescinded. The promissory note bears interest a rate of 19.5% and matures October 19, 1998. The Company issued 767,742 shares of Common Stock to an escrow agent to secure payment of principal and interest due on the note. The 767,742 shares are listed as issued but not outstanding. In the event the Company defaults on the note payable, the shares of stock will be used to pay the note. At December 31, 1997, the accrued interest was $53,000. The Company canceled the 3,500,000 pre-split or the 116,667 post-spilt shares which were issued in 1996.

      On or about November 3, 1997, the Company passed a resolution for the issuance of 35,000 shares of its Common Stock to each of the following entities:
Stanley Merdinger, to remain a director of the Corporation and as compensation for past services rendered as an acting director; Kitty Chow, to remain a director of the Corporation and as compensation for past services rendered as an acting director of the Corporation; Ms. Deanne Ofsink, an attorney who rendered legal services to the Corporation; to Jane Zheng, as an inducement to remain as an officer and director of the Corporation and as compensation for past services rendered as an acting director and officer in the Corporation; and, 35, 000 shares to James Tilton, as an inducement to remain as an officer and director of the Company and as compensation for past services rendered as an acting director and officer of the Corporation. The proposed maximum offering price of the Company's Common Stock issued to each party in this paragraph was $0.05 per share for an aggregate offering price of $19,500. Each individual's stock issuance was issued pursuant to a Form S-8 registration and was accompanied by a Letter of Consent and an Opinion Letter prepared by Herbert M. Jacobi, Esq., counsel for the Company, regarding the legality of the securities being registered under the Form S-8 registration and, Consent of Jones, Jensen and Co., independent public accountants for the Registrant. The formal filing of the applicable S-8 registration forms was on or about November 4, 1997.

      On or about December 17, 1997, the Company entered into an Agreement with Tiancheng Co., Ltd., a subsidiary of China International Trust and Investment Corporation ("CITIC")to locate and assist the Company in acquisition of no less than 2, and up to as many as 8, additional breweries and beverage companies in the Peoples Republic of China. CITIC owns numerous companies throughout the world. It has representative offices in Tokyo, New York, and Frankfurt, Germany, as well as in China proper. CITIC presently has assets of approximately $31.3 billion and shareholder's equity of approximately $20 billion, and earned approximately $247 million in the year 1995. CITIC has investments in several Asian satellite projects, including AsiaSat II, Cathay Pacific Airways, Dragon Air and CITIC Industrial Bank, China's sixth largest bank. In return for Tiancheng assisting the Company in locating and acquiring brewery and/or beverage sites in China, as well as, performing any and due diligence that may be required or requested with regard to these acquisitions, the Company shall pay to Tiancheng the sum of $150,000 cash, and 500,000 shares of restricted Common Stock to be valued at no less than $5.00 from one year of the date of issuance. Should the stock's value be less than $5.00 one year from the date of issuance, the Company shall issue additional shares to Tiancheng to make up the difference. Tiancheng has also agreed to assist the Company in financing any acquisitions that result from its efforts as set forth in the Agreement between the parties.

Events Subsequent to the Fiscal Year
------------------------------------

      On November 7, 1995, ADS Ltd., an Isle of Man corporation, acquired 341,786 shares of the Company's unregistered Common Stock. Because of the bankruptcy of OMAP SA, which is referred to herein supra, of which principals of ADS were also principals in OMAP SA, the Company placed a stop-transfer on ADS's 341,786 shares. Based upon the advice of Company's counsel, that the Company's legal standing was somewhat tenuous, the stop-transfer on the 341,786 ADS shares was removed on March 12, 1998.

      After entering into a Letter of Intent on December 19, 1997, the Company and Victoria Beverage Company Limited ("Victoria"), an Isle of Man corporation, entered into a formal Agreement on January 30, 1998, pursuant to which the Company acquired 100% of Victoria Beverage Company Limited ("Victoria"). Victoria owns a 60% interest in the Sui Ning Beer Factory located in Szechuan Province, Peoples Republic of China. The purchase price was a $15,000,000 debenture issued in favor of the shareholders of Victoria, payable interest only at 6.25% per annum, semi-annually commencing 18 months from the date of the Agreement; and the principal is payable 5 years from such date. The debenture is convertible 18 months from the date of the Agreement at $5.00 per share of the Company's Common Stock. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the future business policy. The Company filed a Form 8-K with respect to this transaction on or about February 13, 1998. Closing of this transaction is pending upon the submission of verifiable financials from Victoria.

      On or about February 11, 1998, the Company passed a resolution for the issuance of 50,000 shares of its Common Stock to each of the following entities:
Stanley Merdinger, who presently is a director of the Corporation, as compensation for services rendered on behalf of the Corporation; Kitty Chow, who presently is a director of the Corporation, for services rendered on behalf of the Corporation; Ms. Deanne Ofsink, an attorney who rendered legal services to the Corporation; Jane Zheng, as an inducement to remain as an officer and director of the Corporation; and, 50,000 shares of its Common Stock to James Tilton, as an inducement to remain as an officer and director of the Company. The proposed maximum offering price of the Company's Common Stock issued to each party in this paragraph was $0.69 per share for an aggregate offering price of $34,500. Each individual's stock issuance was issued pursuant to a Form S-8 registration and was accompanied by a Letter of Consent and an Opinion Letter prepared by Herbert M. Jacobi, Esq., counsel for the Company, regarding the legality of the securities being registered under the Form S-8 registration and, Consent of Jones, Jensen and Co., independent public accountants for the Registrant. The formal filing of the applicable S-8 registration forms was on or about February 23, 1998.

      On March 5, 1998, the Company terminated its September 25, 1997, Consulting Agreement with The Hayden Group, Inc., referenced to herein above in the preceding Section. The Hayden Group failed to carry out its obligations as set forth in the Agreement. Accordingly, the Company's management felt that the unilateral termination was warranted based on The Hayden Group's non-performance.

Results of Operations
---------------------

      As a result of the investment of American China Development Corporation in March 1997,the Company incurred a loss of investment value of $1,600,000. Coupled with general costs of doing business, the Company incurred a net loss in 1997 of $2,345,177. The Company's recent foray into the acquisition of beer and beverage companies in the People's republic of China, did not result in any revenues for the fiscal year 1997.

      Due to the fact that Kohl applied for and received bankruptcy protection in November 1996, the financial statements for Kohl have not been included in the Company's audited financial statements for the year ended December 31, 1996. The Company did not include Kohl in its audited financial statements for the year ended December 31, 1995, because of the minimal level of operations performed by Kohl between December 15, 1995 (the date Kohl was acquired by the Company) and December 31, 1995. Accordingly, the Company recorded no operating revenues for either 1996 or 1995. Since the Company did not record any operating revenues for either 1996 or 1995, no costs of sales were incurred for either year.

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

Capital Resources and Liquidity
-------------------------------

      During 1997, the Company issued 869,677 shares of its Common Stock to compensate its employees, directors and consultants. The Company issued the Common Stock to these individuals in lieu of cash salaries because the Company lacked the cash flow necessary to otherwise compensate them. In addition, the Company issued 628,958 shares of Common Stock for cash at approximately $0.24 in the fiscal year 1997.

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



--------------------------------------------------------------------------------
ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


      See the audited financial statements attached hereto and numbered F-1 through F-14.

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company

                        Consolidated Financial Statements

                                December 31, 1997

                                 C O N T E N T S


Independent Auditors' Report.............................................. F - 3

Consolidated Balance Sheet ............................................... F - 4

Consolidated Statements of Operations .................................... F - 5

Consolidated Statements of Stockholders' Equity (Deficit) ................ F - 6

Consolidated Statements of Cash Flows..................................... F - 7

Notes to the Consolidated Financial Statements............................ F - 9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
China Food and Beverage Company
(Formerly OMAP Holdings Incorporated and Subsidiaries)
A Development Stage Company
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of China Food and Beverage Company and (formerly OMAP Holdings Incorporated and Subsidiaries)(a development stage company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Food and Beverage Company (formerly OMAP Holdings Incorporated and Subsidiaries)(a development stage company) as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
April 7, 1998

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                           Consolidated Balance Sheet


                                     ASSETS

                                                                            December 31,
                                                                               1997
                                                                         ------------------

CURRENT ASSETS

  Cash and cash equivalents                                              $              947
                                                                         ------------------

     Total Current Assets                                                               947
                                                                         ------------------

     TOTAL ASSETS                                                        $              947
                                                                         ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                       $           77,682
  Accounts payable - related party (Note 9)                                          47,382
  Payroll taxes payable                                                             158,364
  Note payable (Note 7)                                                             160,000
  Accrued interest (Note 7)                                                          53,000
                                                                         ------------------

     Total Current Liabilities                                                      496,428
                                                                         ------------------

     TOTAL LIABILITIES                                                              496,428
                                                                         ------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares authorized
   of $0.001 par value, 3,699,288 shares issued and
   2,931,546 outstanding                                                              2,930
  Additional paid-in capital                                                     15,997,741
  Accumulated deficit                                                           (16,496,152)
                                                                         ------------------

     Total Stockholders' Equity (Deficit)                                          (495,481)
                                                                         ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $              947
                                                                         ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                            CHINA FOOD AND BEVERAGE COMPANY
                                (Formerly OMAP Holdings Incorporated and Subsidiaries)
                                              A Development Stage Company
                                         Consolidated Statement of Operations

                                                                                          From the
                                                                                         Beginning of
                                                                                         Development
                                                                                           Stage on
                                                     For the Years Ended                  January 1,
                                                         December 31,                    1997 Through
                                          ----------------------------------------        December 31,
                                                 1997                  1996                  1997
                                          ------------------    ------------------    ------------------

NET SALES                                 $           -         $           -         $           -

COST OF SALES                                         -                     -                     -
                                          ------------------    ------------------    ------------------

GROSS MARGIN                                          -                     -                     -

COSTS AND EXPENSES

  Salaries and wages                                 130,700                -                    130,700
  General and administrative                         558,515                -                    558,515
                                          ------------------    ------------------    ------------------

LOSS FROM CONTINUING OPERATIONS                      689,215                -                    689,215

Other (expense)

  Interest expense                                   (55,962)               -                    (55,962)
                                          ------------------    ------------------    ------------------

     Total Other (Expense)                           (55,962)               -                    (55,962)
                                          ------------------    ------------------    ------------------

NET LOSS FROM CONTINUING OPERATIONS
 BEFORE LOSS ON INVESTMENT AND LOSS
 FROM DISCONTINUED OPERATIONS                       (745,177)               -                   (745,177)

LOSS ON INVESTMENT                                (1,600,000)               -                 (1,600,000)

LOSS FROM DISCONTINUED OPERATIONS                     -                 (6,851,350)               -
                                          ------------------    ------------------    ------------------

NET (LOSS)                                $       (2,345,177)   $       (6,851,350)   $       (2,345,177)
                                          ==================    ==================    ==================

NET (LOSS) PER SHARE                      $            (1.17)   $            (7.22)
                                          ==================    ==================

WEIGHTED AVERAGE NUMBER OF SHARES                  2,001,948               948,745
                                          ==================    ==================

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                              CHINA FOOD AND BEVERAGE COMPANY
                                  (Formerly OMAP Holdings Incorporated and Subsidiaries)
                                                A Development Stage Company
                                 Consolidated Statements of Stockholders' Equity (Deficit)
                                                December 31, 1997 and 1996


                                                    Common Stock             Additional       Currency
                                              ------------------------         Paid-in       Translation      Accumulated
                                              Shares            Amount         Capital        Adjustment        Deficit
                                              ------            ------         -------        ----------        -------

Balance, December 31, 1995                      599,398     $       599    $  12,586,990     $    17,108    $  (7,299,625)

Common Stock issued for services
 valued at approximately $1.23 per
 share                                          514,834             515          634,920          -                -

Common Stock issued for cash
 valued at approximately $3.91
 per share                                      183,919             184          719,816          -                -


Issuance of fractional shares                        41          -                -               -                -


Currency translation adjustment                  -               -                -              (17,108)          -


Net loss for the year ended
 December 31, 1996                               -               -                -               -            (6,851,350)
                                          -------------     -----------    -------------     -----------    -------------

Balance, December 31, 1996                    1,298,192           1,298       13,941,726          -           (14,150,975)

Common Stock issued for services
 valued at approximately $0.85 per
 share                                          869,667             870          735,030          -                -

Common Stock issued for cash at
 approximately $0.24 per share                  628,958             629          153,268          -                -


Common Stock issued for the
 acquisition of subsidiary                      666,667             667        1,599,333          -                -

Cancellation of Common Stock
 issued for services                           (416,669)           (417)        (271,733)         -                -


Cancellation of Common Stock
 issued for cash (Note 7)                      (116,667)           (117)        (159,883)         -                -

Fractional shares issued                          1,398          -                -               -                -


Net loss for the year ended
 December 31, 1997                               -               -                -               -            (2,345,177)
                                          -------------     -----------    -------------     -----------    -------------

Balance, December 31, 1997                    2,931,546     $     2,930    $  15,997,741     $    -         $ (16,496,152)
                                          =============     ===========    =============     ===========    =============



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                      Consolidated Statements of Cash Flows

                                                                                                      From the
                                                                                                    Beginning of
                                                                                                     Development
                                                                                                       Stage on
                                                                                                      January 1,
                                                               For the Years Ended                   1997 Through
                                                                   December 31,                      December 31,
                                                            1997                  1996                  1997
                                                     ------------------    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                           $       (2,345,177)   $       (6,851,350)   $      (2,345,177)
Adjustments to Reconcile Net (Loss)  to
 Net Cash Used by Operating Activities:
   Amortization expense                                          -                  2,170,833                -
   Loss of investment value                                   1,600,000                10,000             1,600,000
   Loss on disposition of subsidiary                             -                  3,200,000                -
   Common stock issued for services -
     net of cancellations                                       463,750               635,435               463,750
   Forgiveness of debt                                           -                    (26,861)
 Changes in Assets and Liabilities:
   (Increase) decrease in accounts receivable                   431,951              (426,702)              431,951
   Increase (decrease) in accounts payable
    and accrued expenses                                         29,456               (44,515)               29,456
   Increase (decrease) in accounts payable -
    related parties                                            (333,077)               -                   (333,077)
                                                     ------------------    ------------------    ------------------

         Net Cash (Used) by Operating Activities               (153,097)           (1,333,160)             (153,097)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investments                                       -                    (10,000)               -
                                                     ------------------    ------------------    ------------------

         Net Cash (Used) in Investing Activities     $           -         $          (10,000)   $           -
                                                     ------------------    ------------------    ------------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                Consolidated Statement of Cash Flows (Continued)

                                                                                                     From the
                                                                                                   Beginning of
                                                                                                    Development
                                                                                                     Stage on
                                                                                                     January 1,
                                                               For the Years Ended                 1997 Through
                                                                   December 31,                     December 31,
                                                           1997                  1996                  1997
                                                    ------------------    ------------------    ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash                      $          153,898    $          720,000    $          153,898
                                                    ------------------    ------------------    ------------------

     Net Cash Provided by Financing Activities                 153,898               720,000               153,898
                                                    ------------------    ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                    801              (623,160)                  801

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                146               623,306                   146
                                                    ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                       $              947    $              146    $              947
                                                    ==================    ==================    ==================


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

     CASH PAID FOR:
       Interest                                     $           -         $           -         $           -
       Income taxes                                 $           -         $           -         $           -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for acquisition
    of subsidiary                                   $        1,600,000    $           -         $        1,600,000


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996


NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a.  Organization

               The consolidated financial statements include those of China Food and Beverage Company (formerly OMAP Holdings Incorporated) and its wholly-owned subsidiaries OMAP International, Inc. (OII), OMAP S.A. (OSA) and American China Development Corporation
               (ACDC). Collectively, they are referred to herein as "the Company". At January 1, 1997, the Company became a development stage Company.

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

               American China Development Corporation (ACDC) was incorporated on April 22, 1995 in Nassau, Bahamas for the purpose of financing and investing in beer distribution centers in China, specifically a brewing facility in Quidong, China.

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996


NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               a.  Organization (continued)

               On December 15, 1995, the Company purchased Establissements R. Kohl (Kohl) for $3,000,000. This $3,000,000 was paid by issuing 571,429 restricted shares of the Company's Common Stock which was valued at $3.50 per share at the time of issuance and by paying $1,000,000 in cash. In November, 1996, the French Administrator of Kohl applied for and received bankruptcy protection from the French Government. Kohl was subsequently purchased by another French company in 1997. The investment in Kohl has been written off to loss from discontinued operations. Kohl is no longer a subsidiary as of November 1996.

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

               e. Principles of Consolidation

               The December 31, 1997 consolidated financial statements include those of China Food and Beverage Company (Formerly OMAP Holdings Incorporated) and its wholly-owned subsidiaries, OMAP International, Inc., OMAP S.A. and American China Development Corporation. All significant intercompany accounts and transactions have been eliminated.

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

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996


NOTE 2 -       PATENTS AND RELATED TECHNOLOGY

               Patents and related technology at December 31, 1997 consisted of the following:

                    Patents and related technology              $  2,200,000
                    Less accumulated amortization                 (2,200,000)
                                                                -------------

                    Patents and related technology - net        $        -
                                                                =============

               The patents and related technology have been fully amortized. Amortization expense for the year ended December 31, 1997 was $-0- and $2,170,833, respectively, and is included in loss from discontinued operations.

NOTE 3 -       GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $16,496,152 at December 31, 1997, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional selling avenues through food and beverage operations in China and to rely upon additional equity financing if required to sustain operations.

NOTE 4 -       INCOME TAXES

               The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (FAS 109), which requires use of the asset and liability method for calculating deferred income taxes.

               For federal income tax purposes, the Company has net operating loss carryforwards of approximately $13,148,000. The net operating loss carryforwards will expire between the years 2007 and 2012. Use of these loss carryforwards may be limited due to changes in ownership and changes in the type of business operations.

               Due to a history of losses, the Company's deferred tax asset for the benefit of the loss carryovers has been reserved 100%, thus resulting in a net deferred tax asset of zero at December 31, 1997.

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996


NOTE 5 -       COMMITMENTS AND CONTINGENCIES

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

               The Joint Venture Agreement between ACDC and its Chinese partner requires the Company to invest $2,000,000 in the beer brewery in China. During the second quarter of 1997, the Company executed a loan agreement with an unaffiliated third party to provide the Company with a $2,000,000 loan. On July 7, 1997, the Company issued 1,500,000 shares of its common stock to Epimed Inc. in order to obtain a $300,000 letter of credit to pay for the loan processing fee. The shares served as collateral on the letter of credit. On July 11, 1997, the Company became aware that Epimed failed to deliver the letter of credit as promised and placed a stop transfer order on the 1,500,000 shares issued. The Company is in the process of obtaining a court order to cancel the stock certificate. The Company believes that it will be able to cancel the stock certificate and, therefore, did not record the issuance of 1,500,000 shares. Consequently, the shares have been subtracted from the total number of shares outstanding as recorded by the transfer agent.

               The Company has signed a marketing agreement with Fifth Avenue Communications which calls for the issuance of $5,000 of restricted common stock monthly as well as covering all of pocket expenses.

               The Company has signed an agreement with Tiancheng Co. Ltd. (Tiancheng), wherein Tiancheng will find between 2 and 8 additional beer breweries and beverage companies for the Company to acquire. Upon meeting certain criteria, Tiancheng will be paid $150,000 and 500,000 shares of common stock. The trading value of the stock must stay over $5.00 or the Company must issue additional shares to make up the difference.

NOTE 6 -       INVESTMENT

               On March 14, 1997, the Company issued 20,000,000 shares of its common stock, $0.001 par value, to Dizon Investments Limited for 100% of the issued and outstanding shares of American China Development Corporation, a Bahamian corporation. The 20,000,000 shares of common stock are not registered. American China Development Corporation is the owner of 60% of a certain joint venture in the Peoples Republic of China, more specifically, a Brewery located in Qidong city, Jiangsu province, known as Nantong Aitesi Beer Company Ltd. James Tilton, President of the Company, was an officer and director of American China Development Corporation until December 1995. The Company has not provided the financing which is a part of the acquisition. Accordingly, the value of the investment has been reduced to zero.

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996


NOTE 7 -       NOTE PAYABLE

               In 1996, the Company received $160,000 of cash for the sale of regulation S stock. However, the Company would not remove the restrictive legend on the stock. The investors and the Company settled this dispute by having the Company execute a note payable for $160,000 with interest accruing at 19.50% from April 16, 1996. The note is due October 18, 1998. Additionally, the Company issued 767,742 shares of common stock as collateral for the note. The 767,742 shares of common stock are listed as issued but not outstanding. In the event that the Company defaults on the note payable, the shares of stock will be used to pay the note. At December 31, 1997, the accrued interest was $52,000. The Company canceled the 3,500,000 pre-split, 116,667 post-split shares which were issued in 1996.

NOTE 8 -       REVERSE STOCK SPLIT

               On April 15, 1997, the Company effected a reverse stock split of 1-for-30 shares. All references to common stock have been retroactively restated to reflect he reverse stock split.

NOTE 9 -       RELATED PARTY TRANSACTIONS

               A shareholder has provided accounting and consulting services for the Company. The amount due to this shareholder at December 31, 1997 was $47,382.

NOTE 10 -      OPTION AGREEMENTS

               On September 2, 1997, the Company granted options to purchase common stock to two of its officers and directors. The Company granted an option to purchase 1 million shares of common stock to James Tilton, the Company's president, chief executive officer, treasurer and director. The Company granted an additional option to purchase 1,000,000 shares of common stock to Jane Zheng, the Company's secretary and director. The exercise price for each option was set at $0.31, the bid price of the common stock on the date the options were granted. The options were granted to compensate Mr. Tilton and Ms. Zheng as a bonus and for the services they perform as the Company's only employees.

               On September 25, 1997, the Company executed a Consulting Agreement with a company known as The Hayden Group, Inc. Pursuant to the Consulting Agreement, the Company will receive consulting services related to management, marketing and corporate structure. The consultant was also retained to help the Company more effectively disseminate corporate information to the public. As consideration for the services to be performed, the Company granted to the consultant options to purchase 600,000 shares of common stock. The exercise prices for the options are as follows:
               (i) 150,000 shares exercisable at $0.15 per share; (ii) 150,000 shares exercisable at $0.30 per share; (iii) 150,000 shares exercisable at $0.50 per share; and (iv) 150,000 shares exercisable at $0.90 per share. All options are exercisable for a period of three years. The consulting agreement was canceled in 1998.

                         CHINA FOOD AND BEVERAGE COMPANY
             (Formerly OMAP Holdings Incorporated and Subsidiaries)
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996


NOTE 11 -     SUBSEQUENT EVENTS

               After entering into a Letter of Intent on December 19, 1997, the Company and Victoria Beverage Company Limited ("Victoria"), an Isle of Man corporation, entered into a formal Agreement on January 30, 1998, pursuant to which the Company acquired 100% of Victoria Beverage Company Limited ("Victoria"). Victoria owns a 60% interest in the Sui Ning Beer Factory located in Szechuan Province, Peoples Republic of China. The purchase price was a $15,000,000 debenture issued in favor of the shareholders of Victoria, payable interest only at 6.25% per annum semi-annually commencing 18 months from the date of the Agreement; and the principal is payable 5 years of such date. The debenture is convertible 18 months from the date of the Agreement at $5.00 per share of the Company's common stock. If the debenture is converted into the Company's common stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the future business policy. The Company filed a Form 8-K with respect to this transaction on or about February 13, 1998. Closing of this transaction is pending upon the submission of verifiable financials from Victoria.

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

      On May 17, 1996, the Company retained Jones, Jensen & Company to audit the Company's financial statements for the fiscal years ended December 31, 1995, December 31, 1996 and December 31, 1997. There were no consultations between the Company and the new auditor concerning the application of accounting principles, disagreements with the former auditor, or any of the other items specified in
Item 304(a)(2) of Regulation S-B under the Securities Exchange Act of 1934.

                                    PART III



--------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


      Name                 Age       Position(s) and Office(s)
      ----                 ---       -------------------------

      James Tilton          36       President, Chief Executive Officer,
                                     Treasurer, Director

      Jane Zheng            35       Secretary, Director

      Stanley Merdinger     55       Director

      Kitty Chow            55       Director

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

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 1997, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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


                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation Awards         Long Term Compensation
                                         --------------------------         ----------------------

Name and Principal Position      Year     Salary($)     Bonus($)    Other   Restricted    Options/    LTIP       Other
                                                                    Annual    Stock       SARs (#)    Payout
                                                                    Comp.     Awards
----------------------------------------------------------------------------------------------------------------------
James Tilton,                    1997     68,500+       -0-         -0-        -0-           -0-       -0-        -0-
President and Chief              1996     31,200*       -0-         -0-      101,580**       -0-       -0-        -0-
Executive Officer

      + This dollar figure represents 48,000 shares of Common Stock that were issued as compensation as the Company's director and officer for the fiscal year 1997, as follows: 13,000 shares valued at $1.50 per share issued on or about January 29, 1997, and, 35,000 shares issued on or about November 3, 1997 valued at $49,000.

      * This dollar figure represents 8,000 shares of Common Stock that were issued to Mr. Tilton on November 16, 1996 as compensation for Mr. Tilton's services as the Company's director the 1996 fiscal year. Each of these shares was valued at $3.90, representing the average of the closing bid and asked prices for the Common Stock on the day the corporation approved this issuance. The shares were registered pursuant to a Form S-8 Registration Statement filed by the Company on November 18, 1996.

      ** This dollar figure represents 200,000 shares of Common Stock that were issued to Mr. Tilton on December 9, 1996. These shares were issued to Mr. Tilton as compensation for his services as president and chief executive officer and were issued in lieu of the $60,000 cash salary to which Mr. Tilton was entitled under his Employment Agreement with the Company (see below). The shares were restricted pursuant to Rule 144 promulgated under the Securities Act of 1933.

      The Company has compensated its directors by issuing them shares of Common Stock registered pursuant to a Form S-8 registration statement. The number of shares issued to directors as compensation for services is based on the time and effort expended by the directors during the year, as determined from time to time by the Company's board of directors, and is not evidenced by any written compensation plan. For 1996, the Company issued 8,000 shares of Common Stock to James Tilton and an additional 13,000 shares to Jane Zheng. Based on the average bid and ask prices on the days when these shares were issued, the Company valued the issued shares at $31,200 and $19,500, respectively.

      The Company has an Employment Agreement, effective October 23, 1995, with James Tilton, its president and chief executive officer. Pursuant to the Agreement, Mr. Tilton received an initial salary of $60,000, subject to periodic review and adjustment by the board of directors. The Company also pays the health insurance premiums of Mr. Tilton and his dependents. The Agreement was initially for a term of one year, but has been renewed for an additional year. On December 9, 1997, the Company issued Mr. Tilton 200,000 shares of Common Stock (see the table directly above) in lieu of his cash salary.

--------------------------------------------------------------------------------
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

      The following table sets forth certain information concerning the stock ownership as of December 31, 1997, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 3,699,288 shares of Common Stock issued on December 31, 1997.


                                              Name and Address              Amount and Nature of     Percentage of
          Title of Class                    of Beneficial Owner             Beneficial Ownership         Class
          --------------                    -------------------             --------------------         -----
   Common Stock Par Value $0.001              ADS Group, Ltd.                     341,786                 9.%
                                           18 ST. Georges Street
                                         Douglas, Isle of Man IM11PC
   Common Stock Par Value $0.001            Jane Zheng, Director                  204,322+                5.5%
                                            82-66 Austin Street
                                           Kew Gardens, NY 11415
   Common Stock Par Value $0.001           James Tilton, Director                 221,033*                6.%
                                            82-66 Austin Street
                                           Kew Gardens, NY 11415
   Common Stock Par Value $0.001                Epimed, Inc.                     1,500,000**             40.5%
   Common Stock Par Value $0.001           Dizon Investments Ltd.                 666,667                 18.%
   Common Stock Par value $0.001                Pienne Chow                       767,742                 21%
                                             #70 Fickus Gardens
                                           Fotau 5, WT Hong Kong

 +The number provided in the table includes 18,404 shares registered in the name of ZJ, Incorporated, a Delaware corporation of which Ms. Zheng is the sole officer, director and shareholder.

 *The number provided in the table includes 21,033 shares registered in the name of ATJ, Incorporated, a Delaware corporation of which Mr. Tilton is the sole officer, director and shareholder.

**These shares were issued by the Company as security for a $300,000 letter of credit which Epimed, Inc. was contractually obligated to deliver to the Company. Epimed breached its commitment to deliver the letter of credit. The Company has placed a stop transfer order on the 1.5 million shares and is in the process of obtaining a court order to cancel the shares. For purposes of this Form 10-KSB, however, the 1.5 million shares are treated as issued and outstanding. For more information on this transaction, see "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

--------------------------------------

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

Changes in Control
------------------

      The Company knows of no immediate arrangements or understandings which may result in a future change in control of the Company. However, as set forth in the Section titled "Events Subsequent to the Fiscal Year," pursuant to the terms and conditions of the aforementioned Agreement between the Company and Victoria Beverage Company Ltd. ("Victoria"), should the debenture be exercised by Victoria, it may result in the shareholders of Victoria obtaining a majority interest in the Company and therefore, be able to influence the policy decision making of the Company.



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



--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by this reference.
(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending December 31, 1997. On May 23, 1997 and subsequent to fiscal year ended December 31, 1996, the Company filed a Form 8-K disclosing the bankruptcy sale of its former subsidiary, Establissements R. Kohl, and the sale of 100,000 shares of Common Stock pursuant to Regulation S.

                                   SIGNATURES
                                   ----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13TH day of April, 1998.

      China Food and Beverage Company

        /s/ James Tilton
        -----------------------
        James Tilton, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                         Date
       ---------                       -----                         ----

  /s/James Tilton         President, Chief Executive Officer,     April 13, 1998
 -----------------------  Treasurer and Director
  James Tilton


                          Secretary and Director                  April __, 1998
 -----------------------
  Jane Zheng


  /s/Stanley Merdinger    Director                                April 13, 1998
 -----------------------
  Stanley Merdinger


  /s/Kitty Chow           Director                                April 13, 1998
 -----------------------
  Kitty Chow

                                LIST OF EXHIBITS
                                ----------------

 Exhibit No.                       Exhibit                               Page #:
 -----------                       -------                               -------


A(1) Agreement between the Company and Dizon Investments Limited, dated March 15, 1997.

B(1) Consulting Agreement between the Company and The Hayden Group, dated September 25, 1997.

C(1) Joint Venture Contract of American China Development Corporation, dated November 11, 1997.

                                  EXHIBIT A(1)

      AGREEMENT made this 15th day of March 1997 by and between DIZON INVESTMENTS LIMITED, a British Virgin Islands Corporation ("Dizon") and OMAP HOLDINGS INCORPORATED, a Delaware corporation.

      WHEREAS, Dizon owns all of the issued and outstanding common stock of American China Development Corporation (the "ACDC Stock"); and

      WHEREAS, Dizon wishes to sell the ACDC stock to OMAP on the terms and conditions set forth herein below; and

      WHEREAS, OMAP wishes to purchase the ACDC Stock from Dizon on the terms and conditions set forth herein below;

      NOW, THEREFORE, in consideration of the premises and promises contained herein the signatory parties agree hereto as follows:

      1. Dizon represents and warrants that it is the owner of all of the outstanding stock of any kind issued by American China Development Corporation ("American China");

      2. Dizon represents and warrants that it is aware of no claim of any type or kind made as of the date hereof or reasonably to be made hereinafter by any person or entity against American China or against Dizon's ownership of the ACDC Stock.

      3. Dizon has all the rights, corporate and otherwise, to enter into this Agreement pursuant to which the ACDC Stock is sold to OMAP.

      4. Dizon agrees to sell all of its interest in the ACDC Stock to OMAP. Dizon agrees that in addition to this Agreement, it will execute all such documents as may be necessary to transfer ownership of the ACDC Stock to OMAP.

      5. OMAP agrees to pay Dizon as the full and total purchase price for the ACDC Stock and Dizon agrees to accept from OMAP as full payment for the ACDC Stock 20,000,000 shares of the common stock of OMAP (the "OMAP Shares"). It is agreed, understood and accepted by Dizon and OMAP that the OMAP Shares when issued to Dizon will (a) not have been registered with the Securities and Exchange Commission; and (b) bear a restrictive legend in form and substance advising that the OMAP Shares cannot be sold or otherwise hypothecated without either a registration statement then being in effect or an opinion letter of counsel that such registration need not be had.

      6. All representations and warranties set forth in this Agreement shall surmise the closing of the transaction contemplated hereby.

      7.   This Agreement may be signed in one or more counterparts.

      8.   This Agreement may be signed in one or more counterparts.

      IN WITNESS WHEREOF, the parties have set their hands and seal the first day, month and year above written.



DIZON INVESTMENTS LIMITED                 OMAP HOLDINGS INCORPORATED

By:/s/ Joyce Fayle                        By: /s/ James Tilton

                                  EXHIBIT B(1)

                              CONSULTING AGREEMENT

THIS CONSULTING AGREEMENT ("Agreement") is made and entered into this 25th day of September, 1997, by and between The Hayden Group Inc., of 12 N.E. 5th Ave. Delray Beach, Florida 33483, hereinafter referred to as "the Consultant" and China Food and Beverage Company, 8 West 38th Street, 9th Floor, New York, NY 10018, hereafter referred to as the "Company"

WHEREAS, the Consultant is desirous of being engaged by the Company, and the Company has agreed to engage the Consultant upon certain terms and conditions contained in this Agreement, one of which is the execution of the Agreement by both parties;

WHEREAS, the Consultant, by virtue of the Consultant's relationship with the Company has become familiar with the Company's business pursuant to the Non-Circumvention and Non Disclosure Agreement, executed on September 25th, 1997, which document is part of this Agreement and is included as Attachment I;

WHEREAS, the Company requires financial public relations services and desires to employ Consultant to provide such services as an independent consultant.

9. ENGAGEMENT. The Company hereby engages the Consultant to provide public relations assistance to the Company and the Consultant hereby accepts such engagement, upon the terms and conditions hereinafter set forth.

10. TERM. The term of this Agreement shall begin upon execution and continue for a period of one year. The Agreement shall be extended automatically upon the mutual consent of the parties. Non-renewal will require written notice sixty (60) days prior to the anniversary date of the Agreement or upon the anniversary date of any renewals. Changes in terms and conditions (if any) shall be submitted in writing at least thirty (30) days prior to any renewal. Mutual agreement must be reached in writing before any such changes will be binding upon the parties.

11. COMPENSATION. The Company shall compensate the Consultant according to the following:

      a) The Company hereby grants to Consultant option (the "Options") to purchase a total of Six Hundred Thousand (600,000) fully paid and nonassessable shares of its common stock (the "Option Shares") at the following rate. One Hundred and Fifty Thousand shares (150,000) at Fifteen cents per share ($.15) for a period of Three (3) years from option registration. One Hundred and Fifty Thousand shares (150,000) at Thirty Cents per share ($.30) for a period of Three (3) Years from option registration One Hundred and Fifty Thousand shares (150,000) at Fifty Cents per share ($.50) for a period of Three (3) Years from option registration. One Hundred and Fifty Thousand shares (150,000) at Ninety Cents per share ($.90) for a period of Three (3) Years from option registration. The Option grant provides that if, prior to the Expiration Time, the number of outstanding shares of the Company's Common Stock are increased or decreased through a stock split, stock dividend, stock consolidation, or otherwise, without consideration to the Company, an appropriate and proportionate adjustment must be made in the number and kind of shares as to which the Option Shares may be exercised. By way of example, if the Company should make a two-for-one stock split of its outstanding shares of common stock, the number Shares for which the Consultants options may be exercised would thereupon increase from 100,000 to 200,000 shares, with a corresponding change in the exercise price applicable to the Consultant's Options, and

      b) The Company agrees that it will, at its own cost and expense, file to register the Consultant's common stock, warrants, or options within 30 days from the signing of the Consulting Agreement. If the Company for any reason defaults in this responsibility, the Consultant shall have the right to hire its own legal counsel to complete the appropriate filings. Fees and expenses will be borne by the Company.

12. SERVICES OF THE CONSULTANT. The Consultant shall provide consulting services in any or all of the following areas:

      a) Technical and analytical consulting concerning management, marketing, corporate organization and structure and expansion of services.
      b) Acting as a liaison between the Company and broker-dealers to establish broker-dealer awareness
      c)    Acting as liaison  with  respect to existing  and  potential  market makers
      d)    Preparation   and   fax   distribution   of   Company   profile   to
            broker-dealers
      e)    Introduction to Internet stock investment groups

13. LIMITATIONS ON SERVICES. The parties recognize that certain responsibilities and obligations are imposed by federal and states securities laws and by the applicable rules and regulations of stock exchanges, the National Association of Securities Dealers, inc. in-house "due diligence" or "compliance" departments of brokerage houses, etc. Accordingly, Consultant agrees.
      a) Consultant shall not release any financial or other information or data about the Company without the advance written consent and approval of the Company
      b) Consultant shall not conduct any meeting with financial analysts without informing the Company in advance of the proposed meeting and the format or agenda of such meeting and the Company may elect to have a representative of the Company attend such meetings.
      c) Consultant shall not release any information or data about the Company to any selected or limited person(s), entity, or group if Consultant is aware that such information or data has not been generally released or promulgated.
      d) Consultant acknowledges that non-public information plans of operations and potential acquisitions or mergers prior to public announcement are confidential and proprietary to the Company. Consultant covenants and agrees that it will not disclose any confidential information to any person, firm or entity without the express advance written consent of Company, and that any unauthorized disclosure or use of confidential information by consultant constitutes misappropriation of trade secrets and confidential information. Consultant further agrees that proprietary rights to the confidential information shall be retained by Company and that Consultant shall claim no right of ownership therein. The terms and conditions of the Non-Circumvention and Non-Disclosure /Agreement (if any) are applicable and remain in effect for the entire term of said Agreement.

14. ACTIONS OF COMPANY. The Company accepts responsibility for the following activities:
      a) Company shall supply Consultant on a regular and timely basis all approved data and information about the Company, its management, its products, and its operations, and Company shall be responsible for advising Consultant of any facts which would affect the accuracy of any prior data and information previously supplied to Consultant so that Consultant may take corrective action.
      b) Company shall promptly supply Consultant with full and compete copies of all and any filings 30 days prior to registration. Such filings would include but not be limited to, Regulation S, SB-2, S-8 and Preferred Stock with all federal and state agencies; full and complete copies of all shareholder reports and communications, whether or not prepared with Consultant's assistance; with all data and information supplied to any analyst, broker-dealer, market maker, other member of the financial community, and with all products/services brochures, sales materials, etc.
      c) Company shall promptly notify Consultant of the filing of any registration statement 5 days prior to the sale of securities and of any other event which triggers any restrictions on publicity.
      d) Company shall contemporaneously notify Consultant if any information or data being supplied to Consultant has not been generally released or promulgated.

15.   REPRESENTATION AND INDEMNIFICATION.
      a) The Company shall be deemed to make a continuing representation of the accuracy of and any and all material facts, material information, and data which it supplies to Consultant, and the Company acknowledges its awareness that Consultant will rely on such continuing representation in disseminating such information and otherwise performing its public relations functions.
      b) Consultant in the absence of notice in writing from the Company will rely on continuing accuracy of material, information, and data supplied by the Company.

8. TIME AND EFFORT. The Consultant shall devote time and effort in performing services hereunder as is reasonably required and at reasonable times.

9 TERMINATION. This Agreement may not be terminated by either party prior to the expiration of the term except as follows:
      a)   upon the bankruptcy of either party
      b)   upon either party having applied or applying for a receiver appointed for all or a substantial part of such party's assets or business;
      c)   upon a material  breach by either party;  d)  upon  the assignment of this agreement by either party.

10. SELECTION OF ENTITIES. The Consultant in its sole and absolute discretion shall hire, retain or employ such individuals, corporations, partnerships or other entities to perform services as Consultant deems necessary. Consultant shall hold Company harmless and indemnify Company from any and all claims relating to said parties.

11. COSTS AND EXPENSES. All costs and expenses that the Consultant shall incur as a result of the aforementioned services on behalf of the Company shall be the sole responsibility of the Consultant unless otherwise provided herein.

      Expenses to be reimbursed by the Company to the Consultant include those costs and expenses included in the Lead Generation Program, which will be submitted to, approved, and paid in advance by the Company prior to expenses being incurred. Attachment II is an overview of the components of a Lead Generation Program. A Lead Generation Program specific to the needs of the Company will be developed and submitted upon execution of this Agreement.

12. RELATIONSHIP OF THE PARTIES. The Consultant shall not by reason of this agreement or the performance of duties hereunder unless otherwise agreed between the parties, be or be deemed to be, an employee, agent, partner, co-venturer, or controlling person of the Company. The Consultant shall have no power to enter into any agreement on behalf of or otherwise bind the Company. The Consultant shall not have or be deemed to have, any fiduciary obligation or duties to the Company and is not an agent to the Company except as set forth herein. Neither party to this agreement is intended to have any interest in the business or property of the other. Consultant shall be deemed to be an Independent Contractor.

13. ASSIGNABILITY. This contract is not assignable by the Consultant but shall be assignable by the Company in connection with the sale, transfer of other disposition of its business, to any of the Company's affiliates controlled by or under common control with the Company.

14. HOLD HARMLESS. In the event that any of the signatories become involved in any action, proceeding or investigation in connection with the matters referred to in this agreement, each of the undersigned signatories will indemnify, defend, save and hold harmless the other undersigned signatories and their affiliated partners, officers, employees, agents, control persons and associates against any and all losses, claims damages or liabilities, to the full extent lawful, including reasonable attorney fees of counsel chosen by the undersigned signatories and the cost of any investigation and preparation incurred in connection therewith such losses, claims, etc., hereafter referred to as "damages", provided however, each of the undersigned signatories, its agents, or severally, their other associates shall not be entitled to indemnification by the other undersigned signatories thereunder with respect to any damages arising out of, or based upon, the gross negligence of any of the undersigned signatories as determined by a court of competent jurisdiction.

15. SEVERABILITY. If any part of this agreement is adjudged invalid, illegal, or unenforceable, the remaining parts shall be enforceable.

16. PARAGRAPH HEADINGS. The headings of the paragraphs contained in this agreement are for convenience only.

17. LAW. Any dispute between the consultant and the Company involving the interpretation of application of any provision of this contract shall be governed by the laws of the State of Florida. Venue will be in Palm Beach County, Florida.

18. ATTORNEY'S FEES, COSTS. Should any litigation, including breach, enforcement, or interpretation, arise of this contract, the prevailing party in such litigation shall be entitled to recover reasonable attorney's fees, costs and expenses.

19. OTHER AGREEMENTS. The parties represent that no other agreement, oral or written, exists between them. This Agreement sets forth the entire Agreement between the parties hereto and cannot be modified or supplemented orally. The Non-Circumvention and Non-Disclosure Agreement is included As Attachment I of this Agreement.

20. NOTICES. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and if sent by certified mail, return receipt requests, to the President of each entity at the entity's principal office.

21. COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which shall constitute but one Agreement. Any counterpart must contain an original signature of each signatory to be considered an original Agreement.

IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have executed this agreement this 25th day of September.

CHINA FOOD AND BEVERAGE, COMPANY


/s/James Tilton
----------------------------------
By: James Tilton, President

THE HAYDEN GROUP, INC.

/s/ Robert Gartzman                          /s/Peter J. Fantegrossi
----------------------------------           -----------------------------------
By: Robert Gartzman, Principal               By: Peter J. Fantegrossi, Principal

                                  EXHIBIT C(1)


--------------------------------------------------------------------------------




                             JOINT VENTURE CONTRACT






                               NOVEMBER 11TH, 1996




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

CHAPTER 1  GENERAL PROVISION

CHAPTER 2  PARTIES TO THE JOINT VENTURE

CHAPTER 3  ESTABLISHMENT OF THE JOINT VENTURE

CHAPTER 4  PURPOSES, SCOPE AND SCALE OF PRODUCTION AND BUSINESS

CHAPTER 5  TOTAL AMOUNT OF INVESTMENT AND REGISTERED CAPITAL

CHAPTER 6  RESPONSIBILITIES OF THE PARTIES

CHAPTER 7  SALES OF PRODUCTS

CHAPTER 8  BOARD OF DIRECTORS

CHAPTER 9  BUSINESS MANAGEMENT ORGANIZATION

CHAPTER 10 PURCHASE OF EQUIPMENT, RAW MATERIALS, LAND LEASING

CHAPTER 11 LABOR MANAGEMENT

CHAPTER 12 TAXES, FINANCE AND AUDIT

CHAPTER 13 FOREIGN EXCHANGE CONTROL

CHAPTER 14 DURATION OF THE JOINT VENTURE

CHAPTER 15 DISPOSAL OF ASSETS UPON EXPIRATION OF THE DURATION

CHAPTER 16 INSURANCE

CHAPTER 17 AMENDMENT, ALTERATION AND TERMINATION OF THE CONTRACT

CHAPTER 18 LIABILITIES FOR BREACH OF THE CONTRACT

CHAPTER 19 FORCE MAJEURE

CHAPTER 20 APPLICABLE LAW

CHAPTER 21 DISPUTE RESOLUTION

CHAPTER 22 LANGUAGE

CHAPTER 23 EFFECTIVENESS OF CONTRACT AND MISCELLANEOUS

--------------------------------------------------------------------------------
                          CHAPTER 1: GENERAL PROVISIONS
--------------------------------------------------------------------------------

ART. 1.1 In accordance with the "Law of the P.R. China on Joint Venture Using Chinese and Foreign Investment" and other relevant published laws and regulations of China, the following Parties

           Party A: Chinese Party:
           Party B: Foreign Party:

           have agreed to invest in the Joint Venture Enterprise:

--------------------------------------------------------------------------------
                     CHAPTER 2: PARTIES TO THE JOINT VENTURE
--------------------------------------------------------------------------------

ART. 2.1   Parties to the Joint Venture under this contract are as follows:

           Party A: Chinese Party:

           legal representative:
           nationality:
           title:

           Party B: Foreign Party:

           legal representative:
           nationality:
           title:

           Parties A and B may as the contract requires be herein after referred to individually as a "Party" and collectively as the "Parties."

           Each of the Parties hereby presents and warrants to the other Party that it has full legal authority and the power to enter into this contract and perform its obligations hereunder and that its representation named above is duly authorized to sign this contract and other relevant documents on behalf of such Party.

--------------------------------------------------------------------------------
                  CHAPTER 3: ESTABLISHMENT OF THE JOINT VENTURE
--------------------------------------------------------------------------------

ART. 3.1 In accordance "Law of the P.R. China on Joint Venture Using Chinese and Foreign Investment" and other relevant published laws and regulations, the Parties agree to establish a Joint Venture Limited Liability Company (hereinafter referred to as "Joint Venture") within the Chinese territory.

ART. 3.2   The name of the Joint Venture in English shall be:

           The legal address of the Joint Venture shall be in:

           If needed, through the discussion and the decision of the Board of Directors, the Joint Venture will establish offices in other places of China, Hong Kong or other countries and regions.

ART. 3.3 All activities of the Joint Venture in China shall be governed by the laws, decrees and relevant rules and regulations of the People's Republic of China.

ART. 3.4 The form of organization of the Joint Venture shall be a limited liability company. The liability of each Party is limited to making contribution to the registered capital in accordance with CHAPTER 5 of this contract, including each Party's stake in all other capital increases decided in compliance with the Chinese regulations, and no Party shall have any liability of any sort for the debts and obligations of the Joint Venture. The profits of the Joint Venture shall be shared by the Parties in proportion to their respective subscribed contributions to the registered capital of the Joint Venture. During the first three (3) years of the Joint Venture the profits shall be shared 33.3% by Party A and 67.7% by Party B. The liability of each Party to the Joint Venture is limited up to the Parties respective contribution of the registered capital of the Joint Venture.

--------------------------------------------------------------------------------
         CHAPTER 4: PURPOSES, SCOPE AND SCALE OF PRODUCTION AND BUSINESS
--------------------------------------------------------------------------------

ART. 4.1   The  purposes  of  the  Joint Venture  shall be, in  conformity  with the wish of strengthening economic cooperation and technical exchanges, to improve the product quality and the production capacity, develop new products and gain competitive position in both the domestic and international markets in quality, variety and price by adopting advanced technology in the production of beer, and scientific management methods, so as to constantly raise economic results and ensure satisfactory economic benefits for each Party.

ART. 4.2 The scope of production and business of the Joint Venture shall be to produce and sell beer in glass bottles and in cans. The products made by the Joint Venture shall be sold on the domestic market. The Joint Venture will, on a best efforts basis, investigate the possibilities of selling some of the production on the export market.

ART. 4.3   The production scale of the Joint Venture shall be as follows:
           - Rehabilitation of the existing brewery which has a current production capacity of 14,000 metric tons a year.
           -  Improvement of the beer currently produced.
           -  Production increase from 14,0000 tons to 30,000 tons a year.
           The future expansion shall be decided in future board of directors and will depend upon the evolution of the national beverages market. The board of directors of the Joint Venture shall have complete autonomy in formulating and executing the Joint Venture's investment and marketing policies in order to achieve these goals, and may expand or reduce the Joint Venture's scale of production in accordance with its business situation and market demands.

--------------------------------------------------------------------------------
               CHAPTER 5: TOTAL INVESTMENT AND REGISTERED CAPITAL
--------------------------------------------------------------------------------

ART. 5.1 The total amount of the investment and the registered capital of the Joint Venture is three million three hundred thousand U.S. DOLLARS ($3,300,000 US DOLLARS). Party A shall contribute one million three hundred thousand US DOLLARS ($1,300,000 U.S. DOLLARS) and hold 40% shares. Party B shall contribute two million U.S. DOLLARS ($2,000,000 US DOLLARS) and hold 60% shares. Without the written consent of the other Party, no Party shall pledge the interest of the other Party. Without the permission of the one Party, any Party cannot be required to guarantee the loans of the Joint Venture or to implement other responsibilities.

ART. 5.2   Contribution to the registered capital:
           Party A: by existing fixed assets, including a beer brewery as described in annex 1 for a total value of one million three hundred thousand US DOLLARS ($1,300,000 US DOLLARS) with is 40% of the registered capital. Party B: by cash seven hundred thousand US DOLLARS ($700,000 US DOLLARS), machines and technical equipment for a value of one million two hundred and fifty thousand US DOLLARS ($1,250,000 US DOLLARS) which is 60% of the registered capital.

ART. 5.3 Party A shall pay its equity contribution in kind to the Joint Venture by transferring its ownership and using rights described in annex 1 from the "Qidong Brewery" to the Joint Venture for a total value of one million three hundred thousand US DOLLARS ($1,3000,000 US DOLLARS). Such payment in kind to occur after the issuance of the Business License.

ART. 5.4 Party B shall be under no obligation to subscribe to the registered capital unless and until the conditions as described hereafter have been fully fulfilled: in each case in form and substance satisfactory to the Party B after having received all the necessary approvals from the relevant Chinese authorities:

           a.     Establishment of the Joint Venture Company.

           b. This contract and its annex have been approved by the relevant Chinese Authorities.

           c. Issuance of the Business Licence to the relevant Chinese Authorities, duly certified as a true copy by an authorized officer of Party A.

           d. Transfer of ownership and using rights of the "Qidong Brewery" in favor of the newly formed Joint Venture Company ... as stated in ART. 5.2.

           e. After receipt of the Business Licence as referred in ART. 5.4(c), receipt by the Parties of a copy of the approval of the State Administration of Exchange Control authorizing the Joint Venture to have access to the SWAP CENTERS, and granting the Joint Venture, during the Joint Venture, the right to convert Renmimbi (RMB) into US DOLLARS at a foreign exchange bank authorized by the P.R. China government, sufficient to pay all amounts in foreign currency due by the Joint Venture, such as raw materials, dividends, debt service installments, salaries of expatriate staff, fees, transfer of technology. If any of the above mentioned conditions is not fulfilled within three months after the Business License issuance date, and the Parties do not agree in writing to waive such conditions precedent or to extend the time for their fulfillment, either Party shall have the right to terminate this contract, in which case neither Party shall have the right whatsoever to require the other Party to make any contribution to the registered capital or to claim any damages from the other Party.

ART. 5.5 The payment to be made by Party B regarding its contribution to the registered capital of the Joint Venture Company will be made as follows:

           a. 75% of its capital contribution within three (3) months of the fulfillment of all the conditions as stipulated in ART. 5.4 above.

           b. 25% shall be effected in accordance with requirements of the Joint Venture capital expenditures, to occur not later than six (6) months after the payment as mentioned in ART. 5.5(a).

ART. 5.6 After the registered capital is paid up by the Parties, an accounting firm registered in China appointed by the Parties shall verify that contributions of this contract have been made in accordance with the terms and conditions of this Contract and issue a verification report, based on which the Joint Venture shall issue an investment certificate to each Party. This report will be signed by both the President and the Vice President of the Joint Venture.

ART. 5.7 Should a Party intend to assign all or part of its interest in the Joint Venture to a third Party, written consent must be obtained from the other Party and an affirmative decision by the Board of Directors and approval from the appropriate examination and approval authority shall be required. The registration procedures for the changes shall be dealt with. In this procedure, the Parties will have a preemption right. The Parties however will have the right to transfer the ownership of their shares to any subsidiary or holding company in which they have the majority of the shares.

--------------------------------------------------------------------------------
                   CHAPTER 6: RESPONSIBILITIES OF THE PARTIES
--------------------------------------------------------------------------------


ART. 6.1   Responsibilities of the Chinese Party:
           a. In charge of applying for and obtaining the approval, registration and Business License and dealing with other formalities with relevant Chinese Governmental Departments for the establishment and operation of the Joint Venture and for obtaining the best advantages granted to sino-foreign joint ventures.
           b. Making capital contributions at the specified time in accordance with ART. 5.2 and ART. 5.3 hereof.
           c. At the request of the Joint Venture Company, assisting to purchase equipment, materials, office facility, transportation facility and communication facility.
           d. At the request of the Joint Venture Company, assisting to purchase equipment, materials, office facility, transportation facility and communication facility.
           e. Assisting foreign staff in applying for entry visas, work permits, and processing their travel documents.
           f. Assisting to recruit for the Joint Venture the local staff in all level of management and workers.
           g. Assisting the Joint Venture Company in obtaining a loan from a local bank for the working capital.
           h. Assisting the Joint Venture in selling and distributing the products in the local market. Assisting the joint venture in purchasing the necessary quantities of raw materials annually, at prices not higher than other factories in the region.
           i. Dealing with affairs under this contract and other affairs entrusted by the Joint Venture Company.
           j. Party A guarantees that it will not enter into competition with the Joint Venture Company.

ART. 6.2   Responsibilities of the Foreign Party.
           a. Making capital contributions in accordance with ART. 5.2, ART. 5.4 and ART. 5.5.
           b. Assisting the Joint Venture in purchasing equipment, raw materials and other items outside China.
           c. Making its best effort in assisting the Joint Venture in exporting its products and assisting the Joint Venture with information about the international market for similar and related products.
           d. Providing the Joint Venture with foreign experienced management personnel, including the General Manager, the production manager and the financial manager and participating in the production and business activities of the Joint Venture Company.
           e. Causing the Joint Venture to obtain equipment and detailed engineering design of the Joint Venture factory within the scope of total investment and registered capital set forth in CHAPTER 5 hereof.
           f. Assisting the Joint Venture in purchasing equipment, raw materials, articles for office use, means of transportation, all o the best terms and prices attainable.
           g. Assisting the Joint Venture in recruiting the local and foreign staff in all levels of the management and workers.
           h. Handling other matters entrusted by the Joint Venture Company.
           i. Transfer of technology and know how: as the know how has not been valued as fixed assets, a Technical Assistance Contract will be concluded upon the signing of the Technical Assistance Contract the Foreign Party will be responsible for the training of the personnel working in the Joint Venture Company.

--------------------------------------------------------------------------------
                          CHAPTER 7: SALES OF PRODUCTS
--------------------------------------------------------------------------------

ART. 7.1 The products of the Joint Venture shall be sold on the Chinese markets and the best efforts will be made in order to sell part of the production on the overseas markets.

ART. 7.2 The products of the Joint Venture shall be sold throughout the People's Republic of China without geographic restriction and may be sold by the Joint Venture directly or by appropriate distributors. The sales methods and prices shall be determined by the General Manager's decision following recommendation of the board of directors with respect to domestic market conditions, competitiveness of the prodecuts and the economic situation of the Joint Venture. The Joint

           Venture shall be free to determine and raise the selling prices of, and sell at its own discretion, in accordance with the preceding provisions.

ART. 7.3 The sales of its products, both on Chinese and on overseas markets, shall be managed by the Joint Venture. The Joint Venture Company, with the assistance of the Foreign Party, will endeavor to seek export markets for the Joint Venture products.

--------------------------------------------------------------------------------
                          CHAPTER 8: BOARD OF DIRECTORS
--------------------------------------------------------------------------------

ART. 8.1 The board of directors shall be established within one month after the date of issuance of the Business License.

ART. 8.2 The board of directors shall consist of five (5) directors of which two (2) shall be appointed by Party A and three (3) shall be appointed by the foreign partner. The chairman of the board shall be appointed by Party A and the vice chairman by Party B. The term of the directors is four (4) years. This term of office may be renewed upon reappointment by the appointing party.

ART. 8.3 The highest authority of the Joint Venture shall be its board of directors. It shall decide all major issues concerning the Joint Venture. In handling all important matters, the board of directors shall reach its decision through consultation among the participants in the principle of equity and mutual benefit. All issues of the Joint Venture shall be discussed and approved by two thirds of the members of the board of directors.

           The following major issues will require the unanimous approval of all the members of the board:
           a.  Amendment of the articles of association of the joint venture.
           b. Termination and dissolution of the Joint Venture.
           c. An increase of the registered capital of the Joint Venture and a transfer of the ownership.
           d. Merger of the Joint Venture with another economic organization.

ART. 8.4 The chairman of the board is the legal representative of the joint venture. Should the chairman be unable to exercise his responsibilities, he should authorize the vice chairman of the board of directors to represent the Joint Venture.

ART. 8.5 The board of directors shall convene at least on meeting every year. The meeting shall be called and presided over by the chairman of the board. The general manager and the deputy general manager could attend the meeting. The board meeting can be held at a site as agreed upon by the Parties to the Joint Venture. The Chairman may convene an interim meeting based on proposal made by more than one third of the directors. The minutes of all meetings will be kept on file. The directors will have the right to be represented by a designated representative.

ART. 8.6 A decision signed by all the members of the board of directors has the same validity as a decision taken during an official board meeting.

--------------------------------------------------------------------------------
                   CHAPTER 9: BUSINESS MANAGEMENT ORGANIZATION
--------------------------------------------------------------------------------

ART. 9.1 The Joint Venture shall establish a management office which shall be responsible for its daily management. The management office shall have a general manager and a deputy general manager. The general manager shall be recommended by the Foreign Party; the deputy general manager shall be recommended by the Chinese Party. The term of office shall be three (3) years.

ART. 9.2 The responsibilities of the general manager shall be to carry out the decisions of the board, and to organize and direct the daily management of the Joint Venture in accordance with the provisions of this contract and the articles of association. The deputy general manager shall assist the general manager in such duties.
           The department managers shall be responsible for the work in the respective departments of production, technology, business operation, finance and administration, handle the matters handed over by the general manager and the deputy manager and shall be accountable to them.
           The general manager shall be present for approval by the board of directors organizational structure of the Joint Venture and budget for the coming year, including proposed appointments of department managers as well as their remuneration.

ART. 9.3 The general manager and deputy general manager shall not serve as employees of other entities, and shall not serve or act on behalf of other economic entities in competition with the Joint Venture except that either of them may be an officer, director or employee of their respective Party. The board of directors shall have the power to dismiss the general manager and the deputy general manager in the event of graft or serious dereliction of duty.

--------------------------------------------------------------------------------
         CHAPTER 10: PURCHASE OF EQUIPMENT, RAW MATERIALS, LAND LEASING
--------------------------------------------------------------------------------

ART. 10.1  The Joint Venture will  purchase  required  equipment  transportation facilities, fuels and articles for office use in China and abroad, but shall give first priority to purchase in China when conditions (quality, price, time of deliver, compatibility and so forth) are the same.

ART. 10.2  The Joint  Venture  will  purchase  abroad  equipment  which has been approved by all Parties. The equipment should be in line with 1990's technology and the price should be lower than or same as the one of similar equipment.

ART. 10.3  The Joint  Venture  will  sign  after  three  (3) years a Land  Lease
           Agreement with Party A which is annexed to this contract as Annex 2.

--------------------------------------------------------------------------------
                          CHAPTER 11: LABOR MANAGEMENT
--------------------------------------------------------------------------------


ART. 11.1  Policies  relating  to  matters  as  the  total  number  of  workers, recruitment, dismissal, wages, welfare, benefits, labor insurance, bonuses and labor discipline shall be determined by the general manager in accordance with Labor Law of the P.R. China, the "People's Republic of China Administration on Labor Management of Foreign Investment Enterprises Provisions" and other promulgated relevant P.R. China laws and regulations, the policies stipulated by the board of directors, and the actual financial conditions of the Joint Venture.

ART. 11.2  The Joint Venture shall have the right to recruit and hire  employees directly from any available sources in the P.R. China. In all cases, the Joint Venture shall employ only those employees who are sufficiently qualified for employment, as determined through tests and/or examinations.

ART. 11.3  The Joint  Venture,  acting  through the general  manager,  will sign individual labor contracts with each of its employees. Each labor contract shall include type of work, technical ability and wages of such employee, according to the framework duly approved by the board of directors, and shall be filed for reference at the local labor management department.

ART. 11.4  The  employees of the Joint Venture shall have the right to establish a labor union in accordance with relevant P.R. China laws and regulations. The labor union shall have the right to represent the interest of employees in signing labor agreement and in supervising the execution of labor contracts. It shall have the right to protect the legal rights and material benefits of the employees, and shall assist in the mediation of labor disputes when requested by the relevant employee or the Joint Venture.

ART. 11.5  The  labor  contracts  of all  staff and  workers  likely to  receive confidential information and/or particular training from the Joint Venture or from Party B shall include, in addition to confidentiality undertakings, non-competition clauses pursuant to which they shall not be entitled to work for an enterprise or organization in the same field for a period of two (2) years after leaving the Joint Venture.

--------------------------------------------------------------------------------
            CHAPTER 12: TAXES, FINANCE, AUDIT AND PROFIT DISTRIBUTION
--------------------------------------------------------------------------------

ART. 12.1  The Joint Venture shall pay various taxes in accordance with relevant
           Chinese laws and regulations.

ART. 12.2  Staff members and workers of the Joint  Venture shall be  responsible for paying their own individual income tax or personal income adjustment tax in accordance with relevant Chinese laws and regulations. After paying their taxes, the ex patriate members of the Joint Venture can remit their money abroad.

ART. 12.3  In accordance with the "Laws of the People's Republic of China on the
           Joint Ventures using Chines and Foreign Investment," allocations for a reserve fund, an enterprise expansion fund and a bonuses and welfare fund for the staff and workers shall be decided by the board of directors each year according to the actual business situation and profitability of the Joint Venture of the after tax profit (the total of these 3 funds will not exceed 8% of the total profit). The Joint Venture will benefit of all the best fiscal privileges available in Jiangsu Province and namely the statute of an advanced technology enterprise.

ART. 12.4  Finance  and  accounting  of the Joint  Venture  shall be  handled in accordance with the "Regulations of the People's Republic of China on the Financial Administration for Foreign Investment Enterprises" and the "Accounting System for the Foreign Investment Enterprises." The fiscal year of the Joint Venture shall be from January 1 to December 31 of each year. All vouchers, receipts, statistical statements, reports and account books shall be written in Chinese, provided that any such documents upon request of Party B shall be translated into English. Monthly, quarterly and annual financial reports shall be prepared in Chinese and English and submitted to the board of directors.

ART. 12.5  The Joint  Venture  shall engage an  accountant  registered  in China agreed upon by both Parties to conduct its annual financial audit and examination and to provide a report for submission to the board of directors and the general manager, in the event that Party B considers it necessary, a foreign auditor may be engaged to conduct a separate annual financial audit.

ART. 12.6  All  disbursements  shall be signed  by the  general  manager  or his authorized personnel.

ART. 12.7  Within the first  three (3) months of each fiscal  year,  the general manager shall organize the preparation of a balance sheet and a profit and loss statement in respect of the preceding year as well as a proposal regarding the allocation and distribution of profits, and submit them to the board of directors for approval after being examined and signed by the auditor. Dividends to be paid to Foreign Party shall be transferred in foreign currencies.

ART. 12.8  Upon the decision of the board of  directors,  the Joint Venture will distribute dividends to the shareholders proportionately to their shareholding. During the first three (3) years of the Joint Venture, the profits will be shares 67.7% by Party B and 33.3% by Party A.

--------------------------------------------------------------------------------
                      CHAPTER 13: FOREIGN EXCHANGE CONTROL
--------------------------------------------------------------------------------

ART. 13.1  All foreign exchange matters of the Joint Venture shall be handled in accordance with the provision of the "Provisional Regulations of the People's Republic of China on Foreign Exchange Conto" and other relevant regulations. The Joint Venture shall remit the profit due to the Foreign Party to bank accounts designated by the Foreign Party respectively in accordance with the "Regulations of the People's Republic of China on the Foreign Exchange Control."

ART. 13.2  The Joint  Venture  is  entitled  to open  foreign  exchange  deposit accounts and Renminbi deposit accounts with the Bank of China or other designated banks. All foreign exchange receipts of the Joint Venture (including capital contributions made by Party B, loans from foreign banks, export revenues, and so forth) shall be deposited in the Joint Venture's foreign exchange deposit account. All normal foreign exchange disbursements, as listed here below but not limited to, by order of priority:
           - principal and interest repayments for foreign bank loans.
           - import of raw materials.
           - salaries of foreign staff, overseas traveling expenses.
           - technical assistance contract.
           - transportation expenses.
           - dividends to the Foreign Party.

ART. 13.3  Based on its business  needs,  the Joint  Venture may borrow  foreign exchange funds from banks abroad or in Hong Kong, provided that the Joint Venture shall file such matters with the local Administration of Foreign Exchange Control for the record within fifteen (15) days of borrowing as required by law.

ART. 13.4  Renminbi  shall  generally be used in the  settlement of accounts for transactions between the Joint Venture and the Chinese entities, enterprises or individuals unless otherwise approved by the local Administration of Foreign Exchange Control or where relevant government regulations permit the Joint Venture to use foreign exchange in the settlement of accounts.

ART. 13.5  The Joint  Venture  will be  entitled  to utilize  all legal means in order to obtain the foreign currencies needed such as swap centers or all other legal exchange structure.

--------------------------------------------------------------------------------
                    CHAPTER 14: DURATION OF THE JOINT VENTURE
--------------------------------------------------------------------------------

ART. 14.1  The  duration  of the Joint  Venture  shall be 50 years.  The date of establishment of the Joint Venture shall be the date of issuance of the business license. The duration can be prolonged if one Party suggests it before six months of the expiring date and if it is approved by the board of directors.

--------------------------------------------------------------------------------
      CHAPTER 15: DISPOSAL OF ASSETS UPON LIQUIDATION OF THE JOINT VENTURE
--------------------------------------------------------------------------------

ART. 15.1  Upon termination of the Joint Ventures,  liquidation shall be carried out according to relevant laws and regulations. The liquidated assets shall be distributed in proportion to the capital contribution made by Party A and the Foreign Party.

--------------------------------------------------------------------------------
                              CHAPTER 16: INSURANCE
--------------------------------------------------------------------------------

ART. 16.1  The Joint Venture shall maintain appropriate  insurance policies with an insurance company in P.R. China. The types, value and duration of insurance shall be decided by the board of directors in accordance with the standards of the insurance company in P.R. China. The Joint Venture should maintain the insurance for all staff and workers in the local labor management department.

--------------------------------------------------------------------------------
          CHAPTER 17. AMENDMENT, ALTERATION AND TERMINATION OF CONTRACT
--------------------------------------------------------------------------------

ART. 17.1  Any  amendment  to this  contract or its  appendices  shall come into force only by written agreement signed by Party A and the Foreign Party and approved by the original examination and approval authority.

ART. 17.2  Should it become  impossible  to fulfill this contract as a result of force majeure, or should it become not possible to continue the operations of the Joint Venture as a result of heavy losses sustained by the Joint Venture in successive years, the Joint Venture and this contract may be terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. The registration of the Joint Venture must then be canceled at the original registration office. The Joint Venture may be terminated prior to its expiration date in the event that both Parties agree that termination of the Joint Venture is the mutual and the best interest of the Parties.

ART. 17.3  If due to any one Party being  unable to fulfill the  obligations  of this contract and the articles of association, and if for that reason the Joint Venture Company cannot continue its normal business or cannot reach its target mentioned in the contract, then the contract would be deemed to have been stopped by the Party who made the violation. The other Party has the right to claim damage and to apply for the termination of the contract. If the other Party agrees to continue the business, the Party who made the violation should compensate the economic damage. The other Party would have in that case a buying option for the shares owned by the defaulting Party.

ART. 17.4  In the event that the Joint Venture  intends to merge with or acquire another production enterprise or economic organization in the future, approval by all the Parties shall be required.

--------------------------------------------------------------------------------
                 CHAPTER 18: LIABILITIES FOR BREACH OF CONTRACT
--------------------------------------------------------------------------------

ART. 18.1  Should  any of the  Parties  fail  to pay  on  schedule  its  capital contributions subscribed as herefore, it shall, from the first month of delay, pay monthly interest to the Joint Venture Company at the rate of 10% per annum and a 0.5% penalty to the other Party, calculated on the default amount. If more than three months the Party still fails to pay its capital contributions, the other Party has the right to claim according to the ART 17.3.

ART. 18.2  Should it become  impossible  to fulfill all or part of this contract and its annexes due to the fault of either Party, the Party at fault shall bear the responsibilities for such breach of contract. Should both Parties be at fault, each Party shall bear its responsibilities according to the actual situation.

--------------------------------------------------------------------------------
                            CHAPTER 19: FORCE MAJEURE
--------------------------------------------------------------------------------

ART. 19.1  Should the  performance  of this  contract  be  directly  affected or should it become impossible to perform this contract in accordance with the prescribed terms as a result of a force majeure event such as earthquake, typhoon, flood, fire, war, civil disorder, unforeseeable events where the occurrences and consequences are unpreventable and unavoidable without limitation, the Party affected by such event shall notify the other Party by telegram or facsimile without any delay and, within fifteen (15) days thereafter, provide the detailed information on such event and a valid certification document giving reasons for such Party's inability to perform all or part of this contract or its delay of the performance.

ART. 19.2  If possible,  the said  document  shall be issued by a notary  public office at the location where the force majeure event occurs. The Parties shall decide through consultations whether to terminate this contract or to waive part of the obligations to be performed under this contract or to delay the performance of this contract according to the effects of the force majeure event on the performance of this contract.

--------------------------------------------------------------------------------
                           CHAPTER 20: APPLICABLE LAW
--------------------------------------------------------------------------------

ART. 20.1  The  execution,  validity,  interpretation  and  performance  of this contract and dispute resolution under this contract shall be governed and protected by the laws of the P.R. China.

--------------------------------------------------------------------------------
                         CHAPTER 21: DISPUTE RESOLUTION
--------------------------------------------------------------------------------

ART. 21.1  Any disputes arising from the execution of or in connection with this contract shall first be settled through friendly consultations between the Parties. In the event that no settlement can be reached through consultations, the disputes shall be first submitted to the China International Economic and Trade Arbitration Commission for conciliation. If no settlement can be reached within six months after the beginning of this procedure, the claim will be submitted and definitely settled through the rules and the procedure of the International Chamber of Commerce (Paris). The arbitration will be held in Paris, France and the English language will be used. The arbitration fee shall be borne by the losing Party.

ART. 21.2  When  the  dispute,  controversy  or  claim  arising  out  of  or  in connection with this contract are being resolved either through friendly consultation or through arbitration, the Parties should take the interest of the whole into account and shall not hinder or affect the performance of the provisions other than in dispute, so as to guarantee the smooth operation of the Joint Venture to the extent possible.

--------------------------------------------------------------------------------
                              CHAPTER 22. LANGUAGE
--------------------------------------------------------------------------------

ART. 22.1  The  contract  is written  in  Chinese  and  English  versions,  both languages are equally authentic.

--------------------------------------------------------------------------------
             CHAPTER 23: EFFECTIVENESS OF CONTRACT AND MISCELLANEOUS
--------------------------------------------------------------------------------

ART. 23.1  The following annexes formulated in accordance with the principles of this contract shall be integral part of this contract:
           Annex 1: existing fixed assets
           Annex 2: rent agreement
           Annex 3: performance guarantee
           In the event of any discrepancy between this contract and the annexes hereto, the provisions of this contract shall prevail.

ART. 23.2  This contract and its annexes shall become effective upon approval by the original examination and approval authority. The same applies in event of amendment.

ART. 23.3  This  contract  together  with  its  annexes  constitute  the  entire agreement of the Parties with respect of the subject matters hereof and shall supersede all prior agreements between the Parties with respect to the matters hereof.

ART. 23.4  The Parties  shall take all such efforts to carry out the purposes of this contract and its annexes. Neither Party shall take any action that might have an adverse competitive effect of adverse consequence on the operation of the Joint Venture.

ART. 23.5  Any  waiver  by  either  Party at any time of a breach of any term or provision of this contract shall not be construed as a waiver b such a Party of any subsequent breach, its rights to such term or provision, or any of its other rights hereunder.

ART. 23.6  If any one or more of the  provisions  contained in this  contract or the annexes hereto shall be invalid, illegal or unenforceable in any respect under any applicable law, the validity legality and enforceability of the remaining provision contained herein or therein shall not in any way be affected or impaired.

ART. 23.7  Unless   otherwise   specifically   provided,    notices   or   other
           communications to either Party required or permitted hereunder shall be: (a) personally delivered; (b) transmitted by postage prepaid registered airmail or by international courier; or (c) transmitted by telex or facsimile with answerback or followed by registered airmail or air courier. The addresses of the Parties listed in this contract shall be their respective mailing addresses and their respective facsimile numbers.

ART. 23.8  In witness  whereof the Parties have signed this contract on November
           11, 1996 in Qidong by their duly authorized representatives in four originals, each Party receiving one original in each version, Chinese and English.



The Chinese Party                         The Foreign Party


------------------------------            ----------------------------------
/s/                                       /s/