Form 10QSB
period 1998-03-31
CHINA FOOD & BEVERAGE CO
filed 1998-05-15
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

[ ]      Transition   report   under   Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934 (No fee required) for the transition period from ____________________ to _____________________



Commission file number: 0-11734
                        -------


                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)



             Nevada                                              87-0548148
             ------                                              ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)




        82-66 Austin Street, Kew Gardens, New York          11415
        ---------------------------------------------------------
       (Address of Principal Executive Offices)           (Zip Code)


                                 (212) 398-7833
                                 --------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X       No
                                         -----         -----

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of March 31, 1998 was 5,662,339.


                                      Total of Sequentially Numbered Pages:  11
                                                                            ----
                                                     Exhibit Index on Page:  11
                                                                            ----

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

                                     PART I

--------------------------------------------------------------------------------

ITEM 1.           FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1997. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 1998. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 1998, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-4 through F-13 and are incorporated herein by this reference.

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

         On March 15, 1997 and while the bankruptcy sale of Kohl was pending, the Company acquired all outstanding capital stock of a Bahamian corporation called, American China Development Corporation ("ACDC") from a Company known as Dizon Investments Limited. The Company acquired ACDC in exchange for the Company's issuance of 666,667 shares of its common stock to Dizon. ACDC owns a 60% interest in a joint venture in the People's Republic of China (the "PRC"). According to the joint venture agreement, ACDC will have the right to obtain a 60% equity interest in a limited liability company within the Chinese territory to be operated in accordance with the Laws of the PRC on Joint Ventures Using Chinese and Foreign Investment. The purpose of the joint venture is to operate an existing beer brewery in the Jiangsu province of the PRC known as the Nantong Aitesi Beer Company. This brewery has been in existence since the 1950's and has been State-owned since that time. The brewery currently distributes beer locally to the City of Quidong and surrounding areas within a 50 mile radius. To reflect its acquisition of ACDC and its control of the joint venture interest owned by ACDC, the Company changed its name to China Food and Beverage Company on March 31, 1997.

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

         The Company entered into an Agreement with Fifth Avenue Communications ("FAC"), to provide financial public relations on behalf of the Company on September 17, 1997. In accordance with the terms and conditions of that Agreement, as payment for services rendered, the Company issued to FAC 16,129 shares of stock on October 31, 1997, 3,472 shares of stock on November 30, 1997, 4,464 shares of stock on December 31, 1997, 6,666 shares of stock on January 31, 1998, 10,000 shares on February 28, 1998, and, 10,000 shares on March 31, 1998.
All shares issued to FAC were issued as restricted stock pursuant to Rule 144.

         On September 25, 1997, the Company executed a Consulting Agreement with a company known as The Hayden Group, Inc. ("Hayden"). Pursuant to the Consulting Agreement, the Company will receive consulting services related to management, marketing and corporate structure. The consultant was also retained to help the company more effectively disseminate corporate information to the public. As consideration for the services to be performed, the Company granted to the consultant options to purchase 600,000 shares of Common Stock. The exercise prices for the options are as follows: (i) 150,000 shares exercisable at $0.15 per share; (ii) 150,000 shares exercisable at $0.30 per share; (iii) 150,000 shares exercisable at $0.50 per share; and (iv) 150,000 shares exercisable at $0.90 per share. All options are exercisable for a period of three years.

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

         On November 7, 1995, ADS Group, Ltd., an Isle of Man corporation, acquired 341,786 shares of the Company's unregistered Common Stock. Because of the bankruptcy of OMAP SA, which is referred to in the 1996 10K- SB, of which principals of ADS were also principals in OMAP SA, the Company placed a stop-transfer on ADS's 341,786 shares. Based upon the advice of Company's counsel, the stop-transfer on the 341,786 ADS shares was removed on March 12, 1998.

         On January 30, 1998, the Company, as the "Buyer", and Calder Investments Limited ("Calder"), a British Virgin Islands corporation, and Li Lin Hu ("Mr. Li"), an individual citizen of the People's Republic of China, (Calder and Mr. Li collectively to be known as the "Sellers"), who, between them, own 100% of the stock in the Victoria Beverage Company, Ltd. ("Victoria"), an Isle of Man Corporation, entered into a formal agreement pursuant to which the Company would purchase from the Sellers 100% of the stock of Victoria, Exhibit B(1). The Sellers represented that Victoria owns a 60% interest in the Sui Ning Beer Factory, located in Szechuan Province, Peoples Republic of China. The purchase price was a $15,000,000 debenture issued in favor of the shareholders of Victoria, payable interest only at 6.25% per annum, semi-annually, commencing 18 months from the date of the Agreement; with the principal payable 5 years from such date. The debenture is convertible 18 months from the date of the Agreement at $5.00 per share of the Company's Common Stock. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the future business policy. The Company filed a Form 8-K with respect to this transaction on or about February 13, 1998. Closing of this transaction is pending upon the submission of verifiable financials from Victoria.

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

         On March 5, 1998, the Company terminated its September 25, 1997, Consulting Agreement with The Hayden Group, Inc., referenced to herein above in the preceding Section. Hayden failed to carry out its obligations as set forth in the Agreement. Accordingly, the Company's management felt that the unilateral termination was warranted based upon Hayden's non-performance.

Events Subsequent to the First Quarter
--------------------------------------

         On April 3, 1998, for consulting services rendered on behalf of the Company, the Company issued 20,000 shares of the Company's restricted stock pursuant to Rule 144 to each of the following: Hu Chia-Hiun and, Jason Cheng Huiang Chen.

         As set forth in the preceding Section and submitted herein as Exhibit B(1), the Company, as Buyers, and Calder Investments, Ltd. and Li Lin Hu, as Sellers, entered into an agreement on January 30, 1998, whereby the Company would purchase 100% of the stock in the Victoria Beverage Company, Ltd. On April 20, 1998, the Company rescinded this agreement because Victoria rescinded their agreement with the Sui Ning Beer Factory ("Sui Ning"), because Victoria was unable to obtain certified financial information from Sui Ning. Since the Company's agreement with the Sellers was predicated upon Victoria's majority ownership in Sui Ning, the Company decided that the agreement was no longer viable, and the Sellers agreed. On April 27, 1998, the Company filed the appropriate Form 8-K.

         Though the Company and the Sellers rescinded their January 30, 1998 agreement to purchase Victoria, based upon the fact that Victoria had recently acquired a majority interest in the Anhui Haodun Brewery, Ltd. ("Anhui"), a brewery located in the People's Republic of China, the Sellers and the Company entered into an agreement on April 27, 1998, (Exhibit B(2)), pursuant to which the Company would purchase from the Sellers, 100% of Victoria's stock in Anhui in return for a debenture in the face amount of US$21,000,000, which shall be for a term of five (5) years bearing an interest rate of eight percent (8%) per annum. At the Company's option, the debenture may be converted into shares of the Company's common stock at a conversion price of five dollars ($5.00) per share. The Sellers were able to provide the Company with appropriate documentation and accounting verifying that Victoria owned a fifty-five percent (55%) ownership of Anhui. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the Company's future business policies. The Company filed a Form 8-K with respect to this transaction on May 6, 1998.

Results of Operations
---------------------

         There were no gross revenues for the three month period ending March 31, 1998. During the same period in 1997, the Company had no gross revenues, as well. Costs of revenues was $0 for the three month period ending March 31, 1998, and was $0 for the three month period ending March 31, 1997, as well.

         Selling, general, and administrative expenses were $172,197for the first quarter of 1998, of which the Company incurred $15,947 in accounting and consulting expenses. Interest expenses amounted to $7,800. Net loss was $179,997 during the first three months of 1998, compared to $437,912 for the same period in 1997. The net loss per share was $0.11 for the three month period ending March 31, 1998, compared to a net loss per share of $0.30 for the same period in 1997.

Capital Resources and Liquidity
-------------------------------

         During the first quarter of 1998, the Company issued 250,000 shares of its Common Stock to compensate its employees, directors and consultants. The Company issued the Common Stock to these individuals in lieu of cash salaries because the Company lacked the cash flow necessary to otherwise compensate them. In addition, the Company issued 26,666 shares of Common Stock during the first quarter of 1998, to consultants for services rendered on behalf of the Company.









--------------------------------------------------------------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 11of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file any Form 8-K reports during the quarter ending March 31, 1998.

         On April 27, 1998, the Company filed a Form 8-K, incorporated herein by this reference, with respect to the Company's decision to rescind its January 30, 1998 Agreement with Calder Investments, Ltd. and Li Lin Hu, concerning the Company's acquisition of Victoria Beverage Company, Ltd.

         On May 6, 1998, the Company filed a Form 8-K, incorporated herein by this reference, with respect to an Agreement entered into on April 27, 1998, between the Company, as, "Buyer", Calder Investments, Ltd. and Li Lin Hu, collectively known as, "Sellers", for the purchase of 100% stock ownership of Victoria Beverage Company, Ltd.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12TH day of May 1998.

         China Food and Beverage Company



         /s/ James Tilton
         -----------------------------------
           James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                    Date
---------                -----                                    ----
/s/James Tilton          Chief Executive Officer, President,      May 12, 1998
--------------------
 James Tilton            Treasurer and Director

/s/Stanley Merdinger     Director                                 May 12, 1998
--------------------
  Stanley Merdinger

/s/ Kitty Chow           Director                                 May 12, 1998
--------------------
 Kitty Chow

                                INDEX TO EXHIBITS



EXHIBIT NUMBER                                    DESCRIPTION
--------------                                    -----------

    10.1 An Agreement entered into on January 30, 1998,between the Company, as, "Buyer" and, Calder Investments, Ltd. ("Calder"), and Li Lin Hu ("LI"), collectively known as, "Sellers." Company was to purchase 100% stock ownership from Sellers in Victoria Beverage Company, Ltd. ("Victoria"), which purportedly owned a majority percentage in a brewery situated in the People's Republic of China ("PRC").

--------------------------------------------------------------------------------
    10.2 An Agreement entered into on April 27, 1998, between the Company ("Buyer"), and Calder and Li ("Sellers"), whereby the Company would acquire a 100% stock ownership from Sellers in Victoria Beverage Company, Ltd., which recently acquired a majority interest in a different brewery in the PRC.

CHINA FOOD AND BEVERAGE COMPANY
A Development Stage Company

                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                   March 31,    December 31,
                                                     1998          1997
                                                  (Unaudited)
                                                  -----------   -----------
CURRENT ASSETS

  Cash and cash equivalents                       $      --     $       947
                                                  -----------   -----------

     Total Current Assets                                --             947
                                                  -----------   -----------

     TOTAL ASSETS                                 $      --     $       947
                                                  -----------   -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                $    92,682   $    77,682
  Accounts payable - related party (Note 9)            47,382        47,382
  Payroll taxes payable                               158,364       158,364
  Note payable (Note 7)                               160,000       160,000
  Accrued interest (Note 7)                            60,800        53,000
                                                  -----------   -----------

     Total Current Liabilities                        519,228       496,428
                                                  -----------   -----------

     TOTAL LIABILITIES                                519,228       496,428
                                                  -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares authorized
   of $0.001 par value, 3,949,288 and 3,699,288
   shares issued and 3,181,546 and 2,931,546
   outstanding, respectively                            3,180         2,930
  Additional paid-in capital                       16,153,741    15,997,741
  Accumulated deficit                             (16,676,149)  (16,496,152)
                                                  -----------   -----------

     Total Stockholders' Equity (Deficit)            (519,228)     (495,481)
                                                  -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $      --     $       947
                                                  ===========   ===========

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     From the
                                                                    Beginning of
                                                                    Development
                                                                     Stage on
                                                                     January 1,
                                      For the Three Months Ended    1997 Through
                                               March 31,             March 31,
                                         1998           1997           1998
                                      -----------    -----------    -----------

NET SALES                             $      --      $      --      $      --

COST OF SALES                                --             --             --
                                      -----------    -----------    -----------

GROSS MARGIN                                 --             --             --

COSTS AND EXPENSES

  Salaries and wages                      156,250           --          286,950
  General and administrative               15,947           --          574,462
                                      -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS           172,197           --          861,412

Other (expense)

  Interest expense                         (7,800)          --          (63,762)
                                      -----------    -----------    -----------

     Total Other (Expense)                 (7,800)          --          (62,762)
                                      -----------    -----------    -----------

NET LOSS FROM CONTINUING OPERATIONS
 BEFORE LOSS ON INVESTMENT AND LOSS
 FROM DISCONTINUED OPERATIONS            (179,997)       437,912       (925,174)

LOSS ON INVESTMENT                           --             --       (1,600,000)

LOSS FROM DISCONTINUED OPERATIONS            --         (437,912)          --
                                      -----------    -----------    -----------

NET (LOSS)                            $  (179,997)   $  (437,912)   $(2,525,174)
                                      ===========    ===========    ===========

NET (LOSS) PER SHARE                  $     (0.11)   $     (0.30)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES       1,590,773      1,475,414
                                      ===========    ===========

                                            CHINA FOOD AND BEVERAGE COMPANY
                                              A Development Stage Company
                               Consolidated Statements of Stockholders' Equity (Deficit)
                                      March 31, 1998, December 31, 1997 and 1996
                                                      (Unaudited)


                                                  Common Stock              Additional     Currency
                                           ---------------------------       Paid-in      Translation     Accumulated
                                              Shares         Amount          Capital       Adjustment        Deficit
                                           -----------    ------------    ------------    ------------    ------------

Balance, December 31, 1995                     599,398    $        599    $ 12,586,990    $     17,108    $ (7,299,625)

Common Stock issued for services
 valued at approximately $1.23 per
 share                                         514,834             515         634,920            --              --

Common Stock issued for cash
 valued at approximately $3.91
 per share                                     183,919             184         719,816            --              --

Issuance of fractional shares                       41            --              --              --              --

Currency translation adjustment                   --              --              --           (17,108)           --

Net loss for the year ended
 December 31, 1996                                --              --              --              --        (6,851,350)
                                           -----------    ------------    ------------    ------------    ------------

Balance, December 31, 1996                   1,298,192           1,298      13,941,726            --       (14,150,975)

Common Stock issued for services
 valued at approximately $0.85 per
 share                                         869,667             870         735,030            --              --

Common Stock issued for cash at
 approximately $0.24 per share                 628,958             629         153,268            --              --

Common Stock issued for the
 acquisition of subsidiary                     666,667             667       1,599,333            --              --

Cancellation of Common Stock
 issued for services                          (416,669)           (417)       (271,733)           --              --

Cancellation of Common Stock
 issued for cash (Note 7)                     (116,667)           (117)       (159,883)           --              --

Fractional shares issued                         1,398            --              --              --              --

Net loss for the year ended
 December 31, 1997                                --              --              --              --        (2,345,177)
                                           -----------    ------------    ------------    ------------    ------------

Balance, December 31, 1997                   2,931,546           2,930      15,997,741            --       (16,496,152)

Common stock issued for services
 valued at $0.625 per share (unaudited)        250,000             250         156,000            --              --

Net loss for the three months ended
 March 31, 1998 (unaudited)                       --              --              --              --          (179,997)
                                           -----------    ------------    ------------    ------------    ------------

Balance, March 31, 1998                      3,181,546    $      3,180    $ 16,153,741    $       --      $(16,676,149)
                                           ===========    ============    ============    ============    ============

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   From the
                                                                                                 Beginning of
                                                                                                  Development
                                                                                                    Stage on
                                                                                                   January 1,
                                                                    For the Three Months Ended    1997 Through
                                                                              March 31,             March 31,
                                                                        1998           1997           1998
                                                                    -----------    -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                          $  (179,997)   $  (437,912)   $(2,525,174)
Adjustments to Reconcile Net (Loss)  to
 Net Cash Used by Operating Activities:
     Loss of investment value                                              --             --        1,600,000
     Common stock issued for services -
       net of cancellations                                             156,250        387,500        620,000
     Bad debt expense                                                      --           17,462           --
 Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable                            --          409,240        431,951
     Increase (decrease) in accounts payable
      and accrued expenses                                               22,800           --           51,455
     Increase (decrease) in accounts payable -
      related parties                                                      --         (376,363)      (333,077)
                                                                    -----------    -----------    -----------

                    Net Cash (Used) by Operating Activities)               (947)           (73)      (154,845)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of investments                                               --             --             --
                                                                    -----------    -----------    -----------

                   Net Cash (Used) in Investing Activities          $      --      $      --      $      --
                                                                    -----------    -----------    -----------

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                               From the
                                                                              Beginning of
                                                                              Development
                                                                                Stage on
                                                                               January 1,
                                                 For the Three Months Ended   1997 Through
                                                         March 31,              March 31,
                                                    1998           1997           1998
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash                   $      --      $      --      $   153,898
                                                 -----------    -----------    -----------

     Net Cash Provided by Financing Activities          --             --          153,898
                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (947)           (73)          (947)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    947            146            947
                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $      --      $        73    $      --
                                                 -----------    -----------    -----------


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

     CASH PAID FOR:
       Interest                                  $      --      $      --      $      --
       Income taxes                              $      --      $      --      $      --

NON-CASH FINANCING ACTIVITIES

  Common stock issued for acquisition
    of subsidiary                                $      --      $      --      $ 1,600,000

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


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

          OMAP Holdings Incorporated was incorporated under the laws of the State of Nevada on November 6, 1981 under the name of Logos Scientific, Inc. to sell and distribute medical diagnostic instruments and related supplies. Such operations of the Company commenced in 1982 and continued through December 1991 at which time the operations were sold. On June 4, 1992, the Company changed its name to Logos
          International, Inc. During 1992 and 1993, new operations including those relating to art, printing, automotive, computers and consulting were carried on through subsidiaries. During 1993 all active operations were terminated. All of those subsidiaries were disposed of by the end of 1994. The Company changed its name to OMAP Holdings Incorporated on October 23, 1995. During 1995, the Company acquired OII, OSA and Kohl. The Company was engaged (through its subsidiaries) in investment activities relating to the acquisition and production of technology and the development of paper collators and other related industrial items.

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

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          a.  Organization (continued)

          On December 15, 1995, the Company  purchased  Establissements  R. Kohl
          (Kohl) for  $3,000,000.  This  $3,000,000 was paid by issuing  571,429 restricted shares of the Company's Common Stock which was valued at $3.50 per share at the time of issuance and by paying $1,000,000 in cash. In November 1996, the French Administrator of Kohl applied for and received bankruptcy protection from the French Government. Kohl was subsequently purchased by another French company in 1997. The investment in Kohl has been written off to loss from discontinued operations. Kohl is no longer a subsidiary as of November 1996.

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

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 2 - PATENTS AND RELATED TECHNOLOGY

          Patents and related technology at December 31, 1997 consisted of the following:

               Patents and related technology                   $ 2,200,000
               Less accumulated amortization                     (2,200,000)

               Patents and related technology - net             $       -
                                                                ===========

          The  patents  and  related   technology  have  been  fully  amortized.
          Amortization expense for the year ended December 31, 1997 was $-0- and is included in loss from discontinued operations.

NOTE 3 - GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $16,676,149 at March 31, 1998, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional selling avenues through food and beverage operations in China and to rely upon additional equity financing, if required, to sustain operations.

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

          Due to a history of losses, the Company's deferred tax asset for the benefit of the loss carryovers has been reserved 100%, thus resulting in a net deferred tax asset of zero at December 31, 1997 and March 31, 1998.

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


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

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 7 - NOTE PAYABLE

          In 1996, the Company received $160,000 of cash for the sale of regulation S stock. However, the Company would not remove the restrictive legend on the stock. The investors and the Company settled this dispute by having the Company execute a note payable for $160,000 with interest accruing at 19.50% from April 16, 1996. The note is due October 18, 1998. Additionally, the Company issued 767,742 shares of common stock as collateral for the note. The 767,742 shares of common stock are listed as issued but not outstanding. In the event that the Company defaults on the note payable, the shares of stock will be used to pay the note. At March 31, 1998 and December 31, 1997, the accrued interest was $60,800 and $52,000, respectively. The Company canceled the 3,500,000 pre-split, 116,667 post-split shares which were issued in 1996.

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