Form 10QSB
period 1998-06-30
CHINA FOOD & BEVERAGE CO
filed 1998-08-13
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

   [ ]   Transition   report  under   Section  13  or  15(d)  of the  Securities
         Exchange Act of 1934 (No fee required) for the transition period from _____________ to _______________.



Commission file number: 0-11734



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




                82-66 Austin Street, Kew Gardens, New York 11415
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                     Yes    X         No
                         --------        --------
The number of shares outstanding of Registrant's common stock ($0.001 par value) as of July 31, 1998 was 7,204,261.


                                   Total of Sequentially Numbered Pages:   12
                                                                          ----
                                                  Exhibit Index on Page:    8
                                                                          ----
                                        1

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1. FINANCIAL STATEMENTS...................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............3

ITEM 3. EVENTS SUBSEQUENT TO THE SECOND QUARTER ...............................4

ITEM 4. RESULTS OF OPERATIONS .................................................4

ITEM 5. CAPITAL RESOURCES AND LIQUIDITY........................................5

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................5

        SIGNATURES.............................................................6

        INDEX TO EXHIBITS......................................................7

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

     Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1997. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,1998. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 1998, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-12 and are incorporated herein by this reference.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     On January 30, 1998, the Company, ("Buyer"), and Calder Investments Limited ("Calder"), a British Virgin Islands corporation, and Li Lin Hu ("Mr. Li"), an individual citizen of the People's Republic of China, (Calder and Mr. Li collectively to be known as the ("Sellers"),who, between them, own100% of the stock in the Victoria Beverage Company, Ltd. ("Victoria"), an Isle of Man Corporation, entered into a formal agreement pursuant to which the Company would purchase from the Sellers 100% of the stock of Victoria, Exhibit B(1). The
Sellers represented that Victoria owns a 60% interest in the Sui Ning Beer Factory, located in Szechuan Province, Peoples' Republic of China. The purchase price was a $15,000,000 debenture issued in favor of the shareholders of Victoria, payable interest only at 6.25% per annum, semi-annually, commencing 18 months from the date of the Agreement; with the principal payable 5 years from such date. The debenture is convertible18 months from the date of the Agreement at $5.00 per share of the Company's Common Stock. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the future business policy. The Company filed a Form 8-K with respect to this transaction on or about February 13,1998.

     On April 20,1998, the Company rescinded this agreement because Victoria rescinded their agreement with the Sui Ning Beer Factory ("Sui Ning"), because Victoria was unable to obtain certified financial information from Sui Ning. Since the Company's agreement with the Sellers was predicated upon Victoria's majority ownership in Sui Ning, the Company and Sellers decided that the agreement was no longer viable. On April 27,1998, the Company filed the appropriate Form 8-K.

     Though the Company and the Sellers rescinded their January 30, 1998 agreement to purchase Victoria, based upon the fact that Victoria had recently acquired a majority interest in the Anhui Haodun Brewery, Ltd. ("Anhui"), a brewery located in the People's Republic of China, the Sellers and the Company entered into an agreement on April 27, 1998, (Exhibit B(2)), pursuant to which the Company would purchase from the Sellers, 100% of Victoria's stock in Anhui in return for a debenture in the face amount of US$21,000,000, which shall be for a term of five (5) years bearing an interest rate of eight percent (8%) per annum. At the Company's option, the debenture may be converted into shares of the Company's common stock at a conversion price of five dollars ($5.00) per share. The Sellers were able to provide the Company with appropriate documentation and accounting verifying that Victoria owned a fifty-five percent (55%) ownership of Anhui. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the Company's future business policies. The Company filed a Form 8-K with respect to this transaction on May 6, 1998. To date, this transaction has not been formerly completed as the Company is still waiting for the necessary verifiable financial information from Victoria.

     On September 7, 1993, V.K. Holdings, Inc. ("VK"), sued the Company (Case Number 93- 05193-00-0-G), in the 319TH Judicial District Court of Nueces County, Corpus Christi, Texas. VK alleged fraud, violation of securities laws, and other related causes of action. Also named as defendants in the suit were: Chad Burnett, Richard Surber and Kenneth R. O'Neal, in their capacities as officers and directors of the Company in November 1992, the time when the alleged fraudulent acts took place. On April 9, 1998, Judge Max Bennett, of the 319th District Court, entered an Order dismissing the action against the Company and all the Defendants for, "Want of Prosecution."

ITEM  3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER

     On or about July 29, 1998, the Company passed a resolution for the issuance of 50,000 shares of its Common Stock to each of the following entities: Mr. Stanley Merdinger, Ms. Kitty Chow, Ms. Jane Zheng, and Mr. James Tilton, as an inducement to remain as officers, directors of the Company. The Company also issued 50,000 shares of its Common Stock to Ms. Deanna Ofsink, to remain as counsel for the Company. Each of the aforementioned individual's stock issuance was issued pursuant to a Form S-8 registration.

ITEM  4.  RESULTS OF OPERATIONS

     There were no gross revenues for the three month period ending June 30, 1998. Similarly, there were no gross revenues for the period ending June 30, 1997. Costs of revenues was $0 for the three month period ending June 30, 1998 and the three month period ending June30, 1997.

     General, and administrative expenses were $96,248 for the second quarter of 1998, of which the Company incurred approximately, $80,600 in consulting and accounting expenses. Interest expenses amounted to $7,800 for the second quarter of 1998. Net loss was $191,545 during the second quarter of 1998, compared to

$270,982 for the same period in 1997. The net loss per share was $0.05 for the three month period ending June 30,1998, compared to a net loss per share of $0.15 for the same period in 1997.

ITEM  5.  CAPITAL RESOURCES AND LIQUIDITY

     During the second quarter of 1998, the Company issued 666,668 unregistered shares for $421,000.


                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b)  Reports on Form 8-K:

     1.) On April 27, 1998, the Company filed a Form 8-K, incorporated herein by this reference, with respect to the Company's decision to rescind its January 30,1998 Agreement with Calder Investments, Ltd. and Li Lin Hu, concerning the Company's acquisition of Victoria Beverage Company, Ltd.

     2.) On May 6, 1998, the Company filed a Form 8-K, incorporated herein by this reference, with respect to an Agreement entered into on April 27,1998,between the Company, as, "Buyer", Calder Investments, Ltd. and Li Lin Hu, collectively known as, "Sellers", for the purchase of 100% stock ownership of Victoria Beverage Company, Ltd.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this __ day of August,1998.


         CHINA FOOD AND BEVERAGE

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


Signature                         Title                              Date
---------                         -----                              ----

/s/James Tilton         Chief Executive Officer, President,     August ___, 1998
                        Treasurer and Director

---------------
James Tilton

-------------------------------------------------------------------
/s/Stanley Merdinger    Director                                August ___, 1998


------------------
Stanley Merdinger

-------------------------------------------------------------------
/s/ Kitty Chow          Director                                August ___, 1998

-------------------
Kitty Chow

-------------------------------------------------------------------
/s/ Jane Zheng          Secretary and Director                  August ___, 1998

-----------------
Jane Zheng

                               INDEX TO EXHIBITS



EXHIBIT NUMBER                                    DESCRIPTION
--------------------------------------------------------------------------------

    10.1 An Agreement entered into on January 30, 1998, between the Company, as, "Buyer"and, Calder Investments, Ltd. ("Calder"), and Li Lin Hu ("LI"), collectively known as, "Sellers." Company was to purchase100% stock ownership from Sellers in Victoria Beverage Company, Ltd. ("Victoria"), which purportedly owned a majority percentage in a brewery situated in the People's Republic of China ("PRC").

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

                        CHINA FOOD AND BEVERAGE COMPANY
                          A Development Stage Company

                       Consolidated Financial Statements

                             June 30, 1998 and 1997

CONTENTS

Accountants' Report................................................ F-3

Consolidated Balance Sheets........................................ F-4

Consolidated Statements of Operations.............................. F-5

Consolidated Statements of Stockholders' Equity (Deficit).......... F-6

Consolidated Statements of Cash Flows.............................. F-7

Notes to the Consolidated Financial Statements..................... F-8

Board of Directors
China Food and Beverage Company
A Development Stage Company
Las Vegas, Nevada

The accompanying financial statements as of June 30, 1998 and 1997 were not audited by us and accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion thereon dated April 7, 1998.


/s/ Jones, Jensen & Company
Jones, Jensen & Company
August 4, 1998

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                             June 30,             December 31,
                                             1998                  1997
                                       -----------------     -----------------
                                          (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents            $         390,031     $             947
                                       -----------------     -----------------

     Total Current Assets                        390,031                   947
                                       -----------------     -----------------

     TOTAL ASSETS                      $         390,031     $             947
                                       =================     =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                      $          77,803     $          77,682
  Accounts payable - related party                 77,382                47,382
  Payroll taxes payable                           158,364               158,364
  Note payable                                    160,000               160,000
  Accrued interest                                 68,600                53,000
                                                   ------                ------
     Total Current Liabilities                    542,149               496,428
                                                  -------               -------
     TOTAL LIABILITIES                            542,149               496,428
                                                  -------               -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares authorized
   of $0.001 par value, 5,477,458 and 3,699,288
   shares issued and 4,709,716 and 2,931,546
   outstanding, respectively                                    4,709               2,930
  Additional paid-in capital                               16,710,870          15,997,741
  Accumulated deficit                                     (16,867,697)        (16,496,152)
                                                          -----------         -----------

     Total Stockholders' Equity (Deficit)                    (152,118)           (495,481)
                                                             --------            --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                              $         390,031     $           947
                                                    =         =======     =           ===

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                From the
                                                                                                              Beginning of
                                                                                                               Development
                                                                                                                 Stage on
                                           For the Six Months                 For the Three Months              January 1,
                                             Ended June 30,                      Ended June 30,                1997 through
                                       ------------------------            --------------------------            June 30,
                                         1998             1997               1998              1997                1998
                                      ----------       ----------         ----------        ----------          ----------

NET SALES                        $          -      $         -       $          -      $          -       $           -

COST OF SALES                               -                -                  -                 -                   -
                                      ----------       ----------         ----------        ----------          ----------


GROSS MARGIN                                -                -                  -                 -                   -

COSTS AND EXPENSES

   Salaries and wages                   243,750              -               87,500            -                  374,450
   General and administrative           112,195          166,929             96,248           270,982             670,710
                                      ----------       ----------         ----------        ----------          ----------

LOSS FROM CONTINUING
 OPERATIONS                             355,945          166,929            183,748           270,982           1,045,160
                                      ----------       ----------         ----------        ----------          ----------

OTHER (EXPENSE)

   Interest expense                     (15,600)             -               (7,800)              -               (71,562)
                                      ----------       ----------         ----------        ----------          ----------

     Total Other (Expense)              (15,600)             -               (7,800)              -               (71,562)
                                      ----------       ----------         ----------        ----------          ----------

NET LOSS FROM
 CONTINUING OPERATIONS
 BEFORE LOSS ON
 INVESTMENT AND LOSS
 FROM DISCONTINUED
 OPERATIONS                            (371,545)        (166,929)          (191,548)         (270,982)         (1,116,722)

LOSS ON INVESTMENT                          -                -                  -                 -            (1,600,000)

LOSS FROM DISCONTINUED
 OPERATIONS                                 -                -                  -                 -                   -
                                      ----------       ----------         ----------        ----------          ----------

NET (LOSS)                       $     (371,545)   $    (166,929)    $     (191,548)   $     (270,982)  $      (2,716,722)
                                      ==========       ==========         ==========        ==========          ==========

NET (LOSS) PER SHARE             $        (0.10)   $       (0.09)    $        (0.05)   $        (0.15)
                                      ==========       ==========         ==========        ==========
WEIGHTED AVERAGE
 NUMBER OF SHARES                     3,820,631        1,846,808          3,820,631         1,846,808
                                      ==========       ==========         ==========        ==========

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                   Additional
                                                     Common Stock                    Paid-in             Accumulated
                                               Shares            Amount              Capital               Deficit
                                               ------            ------              -------               -------


Balance, December 31, 1996                    1,298,192     $         1,298     $    13,941,726    $      (14,150,975)

Common Stock issued for services
 valued at approximately $0.85 per
 share                                          869,667                 870             735,030                   -

Common Stock issued for cash at
 approximately $0.24 per share                  628,958                 629             153,268                   -

Common Stock issued for the
 acquisition of subsidiary                      666,667                 667           1,599,333                   -

Cancellation of Common Stock
 issued for services                           (416,669)               (417)           (271,733)                  -

Cancellation of Common Stock
 issued for cash (Note 7)                      (116,667)               (117)           (159,883)                  -

Fractional shares issued                          1,398                 -                   -                     -

Net loss for the year ended
 December 31, 1997                                  -                   -                   -              (2,345,177)
                                            -----------         -----------         -----------            -----------

Balance, December 31, 1997                    2,931,546               2,930          15,997,741           (16,496,152)

Common stock issued for services
 (unaudited)                                  1,117,502               1,118             292,769                   -

Common stock issued for cash
 (unaudited)                                    660,668                 661             420,360                   -

Net loss for the six months ended
 June 30, 1998 (unaudited)                          -                   -                   -                (371,545)
                                            -----------         -----------         -----------            -----------

Balance, June 30, 1998 (unaudited)            4,709,716     $         4,709     $    16,710,870    $      (16,867,697)
                                            ===========         ===========         ===========           ============

                                      F-6

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                         From the
                                                                                                                       Beginning of
                                                                                                                        Development
                                                                                                                         Stage on
                                                         For the Six Months               For the Three Months          January 1,
                                                           Ended June 30,                     Ended June 30,           1997 through
                                                      ------------------------         --------------------------        June 30,
                                                       1998              1997            1998              1997            1998
                                                    ----------        ----------      ----------        ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                      $    (371,545)   $     (166,929)   $    (191,548)   $     (270,982)   $  (2,716,722)
Adjustments to reconcile net (loss)  to
 net cash used by operating activities:
   Loss of investment value                               -                 -                -                 -          1,600,000
   Common stock issued for services -
     net of cancellations                             293,887           115,350          138,237            89,748          913,887
   Bad debt expense                                       -              17,462              -              17,462              -
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable             121           409,240              121           221,598          253,022
   Increase (decrease) in accounts payable
    and accrued expenses                               15,600              (226)          (7,800)              -             67,055
   Increase (decrease) in accounts payable -
    related parties                                       -            (375,045)             -             (57,828)        (333,077)
                                                    ----------        ----------       ----------       -----------       ----------

     Net Cash (Used) by Operating Activities          (61,937)             (148)         (60,990)               (2)        (215,835)
                                                    ----------        ----------       ----------       -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES                      -                 -                -                 -                -
                                                    ----------        ----------       ----------       -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable                          30,000               -             30,000               -             30,000
   Common stock issued for cash                       421,021               -            421,021               -            574,919
                                                    ----------        ----------       ----------       -----------       ----------

     Net Cash Provided by Financing Activities        451,021               -            451,021               -            604,919
                                                    ----------        ----------       ----------       -----------       ----------

NET INCREASE (DECREASE) IN CASH                       389,084              (148)         390,031                (2)         389,084

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      947               146              -                                  947
                                                    ----------        ----------       ----------       -----------       ----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                  $     390,031    $           (2)   $     390,031    $           (2)   $     390,031
                                                    ==========        ==========       ==========       ===========       ==========

SUPPLEMENTAL SCHEDULE OF CASH
 FLOW ACTIVITIES

CASH PAID FOR:
   Interest                                     $         -      $          -      $         -      $          -      $         -
   Income taxes                                 $         -      $          -      $         -      $          -      $         -

NON-CASH FINANCING ACTIVITIES
   Common stock issued for acquisition
    of subsidiary                               $         -      $          -      $         -      $          -      $         -


                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                             June 30, 1998 and 1997


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.