Form 10QSB
period 1998-09-30
CHINA FOOD & BEVERAGE CO
filed 1998-11-13
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

   [ ]   Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  (No  fee  required)  for  the  transition   period  from
         _____________ to _______________.


Commission file number: 0-11734
                       --------

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

                    Yes    X         No
                       ---------       ---------

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of September 30, 1998 was 4,941,772.

                                         Total of Sequentially Numbered Pages:22
                                                        Exhibit Index on Page: 7

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........3-4

ITEM 3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER ..............................4

ITEM 4.  RESULTS OF OPERATIONS ..............................................4-5

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

         SIGNATURES............................................................6

         INDEX TO EXHIBITS.....................................................7

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                                            September 30,          December 31,
                                                                                1998                   1997
                                                                         -----------------     -----------------
                                                                           (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                                              $          -          $             947
  Prepaid expenses                                                                  34,600                -
                                                                         -----------------     -----------------

     Total Current Assets                                                           34,600                   947
                                                                         -----------------     -----------------

PROPERTY                                                                           210,000                -
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $         244,600     $             947
                                                                         =================     =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Cash overdraft                                                         $          12,254     $          -
  Accounts payable                                                                  43,384                77,682
  Accounts payable - related party                                                  99,382                47,382
  Payroll taxes payable                                                            158,364               158,364
  Note payable                                                                     160,000               160,000
  Accrued interest                                                                  76,400                53,000
                                                                         -----------------     -----------------

     Total Current Liabilities                                                     549,784               496,428
                                                                         -----------------     -----------------

     TOTAL LIABILITIES                                                             549,784               496,428
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares authorized of $0.001
    par value, 5,709,514 and 3,699,288 shares issued and
   4,941,772 and 2,931,546 outstanding, respectively                                 4,941                 2,930
  Additional paid-in capital                                                    16,854,872            15,997,741
  Accumulated deficit                                                          (17,164,997)          (16,496,152)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                         (305,184)             (495,481)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $         244,600     $             947
                                                                         =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements


                                       F1

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                             From the
                                                                                                           Beginning of
                                                                                                            Development
                                                                                                             Stage on
                                       For the Nine Months                For the Three Months               January 1,
                                       Ended September 30,                 Ended September 30,             1997 through
                                 ----------------------------------------------------------------------    September 30,
                                      1998             1997              1998              1997                1998
                                 --------------    -------------     --------------    --------------     ---------------

NET SALES                        $       -         $      -          $       -         $       -          $        -

COST OF SALES                            -                -                  -                 -                   -
                                 --------------    -------------     --------------    --------------     ---------------

GROSS MARGIN                             -                -                  -                 -                   -

COSTS AND EXPENSES

   Salaries and wages                   243,750           -                  -                 -                  374,450
   General and administrative           401,695          230,802            289,500            63,873             960,210
                                 --------------    -------------     --------------    --------------     ---------------

LOSS FROM CONTINUING
 OPERATIONS                             645,445          230,802            289,500            63,873           1,334,660
                                 --------------    -------------     --------------    --------------     ---------------

OTHER INCOME (EXPENSE)

   Dividend income                       -                   132             -                    132                 132
   Interest expense                     (23,400)          -                  (7,800)           -                  (79,494)
                                 --------------    -------------     --------------    --------------     ---------------

     Total Other (Expense)              (23,400)             132             (7,800)              132             (79,362)
                                 --------------    -------------     --------------    --------------     ---------------

NET LOSS FROM
 CONTINUING OPERATIONS
 BEFORE LOSS ON
 INVESTMENT AND LOSS
 FROM DISCONTINUED
 OPERATIONS                            (668,845)        (230,670)          (297,300)          (63,741)         (1,414,022)

LOSS ON INVESTMENT                       -                -                  -                 -               (1,600,000)

LOSS FROM DISCONTINUED
 OPERATIONS                              -                -                  -                 -                   -
                                 --------------    -------------     --------------    --------------     ---------------

NET (LOSS)                       $     (668,845)   $    (230,670)    $     (297,300)   $      (63,741)    $    (3,014,022)
                                 ==============    =============     ==============    ==============     ===============

NET (LOSS) PER SHARE             $        (0.17)   $       (0.12)    $        (0.07)   $        (0.03)
                                 ==============    =============     ==============    ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES                     3,962,054        1,955,611          4,278,986         2,091,190
                                 ==============    =============     ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements


                                       F2

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                Common Stock              Additional
                                           -----------------------          Paid-in          Accumulated
                                           Shares           Amount          Capital            Deficit
                                           ------           ------          -------            -------


Balance, December 31, 1996                1,298,192     $      1,298     $ 13,941,726      $(14,150,975)

Common Stock issued for services
 valued at approximately $0.85 per
 share                                      869,667              870          735,030              --

Common Stock issued for cash at
 approximately $0.24 per share              628,958              629          153,268              --

Common Stock issued for the
 acquisition of subsidiary                  666,667              667        1,599,333              --

Cancellation of Common Stock
 issued for services                       (416,669)            (417)        (271,733)             --

Cancellation of Common Stock
 issued for cash                           (116,667)            (117)        (159,883)             --

Fractional shares issued                      1,398             --               --                --

Net loss for the year ended
 December 31, 1997                             --               --               --          (2,345,177)
                                       ------------     ------------     ------------      -------------

Balance, December 31, 1997                2,931,546            2,930       15,997,741       (16,496,152)

Common stock issued for services
 (unaudited)                              1,117,502            1,118          292,769              --

Common stock issued for cash
 (unaudited)                                841,993              842          534,413              --

Common stock issued for debt
 (unaudited)                                 50,731               51           29,949              --

Net loss for the nine months ended
 September 30, 1998 (unaudited)                --               --               --            (668,845)
                                       ------------     ------------     ------------      -------------

Balance, September 30, 1998
 (unaudited)                              4,941,772     $      4,941     $ 16,854,872      $(17,164,997)
                                       ============     ============     ============      =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                       F3

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                          From the
                                                                                                                       Beginning of
                                                                                                                        Development
                                                                                                                          Stage on
                                                       For the Nine Months               For the Three Months            January 1,
                                                       Ended September 30,               Ended September 30,            1997 through
                                                 --------------------------------------------------------------------- September 30,
                                                     1998              1997             1998              1997               1998
                                                 -------------     -------------    -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                      $    (668,845)   $     (230,670)   $    (297,300)   $      (63,741)   $  (3,014,022)
Adjustments to reconcile net (loss)  to
 net cash used by operating activities:
   Loss of investment value                            -                 -                -                 -             1,600,000
   Common stock issued for services -
     net of cancellations                             293,887           115,350           -                 -               913,887
   Bad debt expense                                    -                 17,462           -                 -                -
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable
     and prepaid expenses                             (34,600)          375,706          (34,721)          (33,534)         218,301
   Increase (decrease) in accounts payable
    and accrued expenses                               31,356            98,743           15,756            98,969           82,811
   Increase (decrease) in accounts payable -
    related parties                                    22,000          (375,255)          22,000              (210)        (311,077)
                                                -------------    --------------    -------------    --------------    -------------

     Net Cash (Used) by Operating Activities         (356,202)            1,336         (294,265)            1,484         (510,100)
                                                -------------    --------------    -------------    --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property                              (210,000)           -              (210,000)           -              (210,000)
                                                -------------    --------------    -------------    --------------    -------------

     Net Cash Used by Investing Activities           (210,000)           -              (210,000)           -              (210,000)
                                                -------------    --------------    -------------    --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable                          30,000            -                -                 -                30,000
   Common stock issued for cash                       535,255            -               114,234            -               689,153
                                                -------------    --------------    -------------    --------------    -------------

     Net Cash Provided by Financing Activities        565,255            -               114,234            -               719,153
                                                -------------    --------------    -------------    --------------    -------------

NET INCREASE (DECREASE) IN CASH                          (947)            1,336         (390,031)            1,484             (947)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      947               146          390,031                (2)             947
                                                -------------    --------------    -------------    --------------    -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                  $      -         $        1,482    $      -         $        1,482    $      -
                                                =============    ==============    =============    ==============    =============


              The accompanying notes are an integral part of these
                        consolidated financial statements


                                       F4

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                      From the
                                                                                                                    Beginning of
                                                                                                                    Development
                                                                                                                      Stage on
                                                   For the Nine Months               For the Three Months            January 1,
                                                   Ended September 30,               Ended September 30,            1997 through
                                            -------------------------------------------------------------------     September 30,
                                               1998              1997             1998              1997               1998
                                            -------------    --------------    -------------    --------------    -------------

SUPPLEMENTAL SCHEDULE OF CASH
 FLOW ACTIVITIES

CASH PAID FOR:
   Interest                                 $      -         $       -         $      -         $       -         $      -
   Income taxes                             $      -         $       -         $      -         $       -         $      -

NON-CASH FINANCING ACTIVITIES
   Common stock issued for acquisition
    of subsidiary                           $      -         $       -         $      -         $       -         $      -



              The accompanying notes are an integral part of these
                       consolidated financial statements


                                       F5

                         CHINA FOOD AND BEVERAGE COMPANY
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                           September 30, 1998 and 1997


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 -      PROPOSED ACQUISITION OF ANHUI HAODUN BREWERY, LTD.

              The Company has entered into a proposed acquisition of the Anhui Haodun Brewery, Ltd. (Brewery), a beer brewery located in the People's Republic of China, in which the Company would purchase from the sellers 55% of the outstanding shares of the Brewery. This transaction has not been consummated and no consideration has been given other than the signing of the acquisition agreement.



                                       F6

                                     PART I

----------------------------------
ITEM  1.  FINANCIAL STATEMENTS
----------------------------------

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1997. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,1998. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 1998, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-4 through F-9 and are incorporated herein by this reference.

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

         Though the Company and the Sellers rescinded their January 30, 1998, agreement to purchase Victoria, based upon the fact that Victoria had recently acquired a majority interest in the Anhui Haodun Brewery, Ltd. ("Anhui"), a brewery located in the People's Republic of China, the Sellers and the Company entered into an agreement on April 27, 1998, (Exhibit B(2)), pursuant to which the Company would purchase from the Sellers, 100% of Victoria's stock in Anhui in return for a debenture in the face amount of US$21,000,000, which shall be for a term of five (5) years bearing an interest rate of eight percent (8%) per annum. At the Company's option, the debenture may be converted into shares of the Company's common stock at a conversion price of five dollars ($5.00) per share. The Sellers were able to provide the Company with appropriate documentation and accounting verifying that Victoria owned a fifty-five percent (55%) ownership of Anhui. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the Company's future business policies. The Company filed a Form 8-K with respect to this transaction on May 6, 1998. This transaction has not been formerly completed as the Company is still waiting for the necessary verifiable financial information from Victoria. Victoria has indicated that it will provide this information for the Company's review by the end of this year.

---------------------------------------------------------
ITEM 3. EVENTS SUBSEQUENT TO THE SECOND QUARTER
---------------------------------------------------------

         On March 15, 1997, Dizon Investments Ltd., a British Virgin Islands corporation ("Dizon"), and OMAP Holdings, Inc., China Foods and Beverage Company's (the "Company") former corporate name, entered into an Agreement whereby Dizon was to sell its interest, all the outstanding common stock, in American China Development Corporation to OMAP pursuant to the terms and conditions set forth in that Agreement which is attached hereto and incorporated herein in Part II, Item 6, ("Exhibits").

         On November 6, 1998, Dizon and the Company, decided to enter into a subsequent Agreement, which is attached hereto and incorporated herein in Part II, Item 6 ("Exhibits"),which renders the aforementioned March 15, 1997 Agreement between the parties, null and void, based upon, among other things, that Dizon never provided the Company with necessary and requisite financial information concerning American China Development Corporation.

-----------------------------------
ITEM  4.  RESULTS OF OPERATIONS
-----------------------------------

         There  were  no  gross  revenues  for the  three  month  period  ending
September 30, 1998. Similarly, there were no gross revenues for the period ending June 30, 1997. Costs of revenues was $0 for the three month period ending September 30, 1998 and the three month period ending June30, 1997.

         General and administrative expenses were $289,500 for the third quarter of 1998 of which approximately $8,000 went to consulting and accounting expenses. Interest expenses amounted to $7,800 for the third quarter of 1998. Net loss was $297,300 during the third quarter of 1998, compared to $63,741 for the same period in 1997. The net loss per share was $0.07 for the three month period ending September 30,1998, compared to a net loss per share of $0.03 for the same period in 1997.

----------------------------------------------
ITEM 5.  CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------------

         During  the  third  quarter  of  1998,   the  Company   issued  232,056
unregistered shares for $144,234.


                                     PART II

-----------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB. Since the transaction as set forth in these exhibits has not yet been completed, they are being re-listed in this quarterly filing. The Index to Exhibits is incorporated herein by this reference.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this __ day of November,1998.


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

Signature                           Title                                       Date
---------                           -----                                       ----


/s/James Tilton          Chief Executive Officer, President,                    November ___, 1998
---------------          Treasurer and Director
James Tilton
-------------------------------------------------------------------
/s/Stanley Merdinger     Director                                               November ___, 1998
----------------
Stanley Merdinger
-------------------------------------------------------------------
/s/ Kitty Chow           Director                                               November ___, 1998
-------------------
Kitty Chow
-------------------------------------------------------------------
/s/ Jane Zheng           Secretary and Director                                 November ___, 1998
-----------------
Jane Zheng

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

--------------------------------------------------------------------------------

    10.3 An Agreement entered into on March 15, 1997, between Dizon and OMAP (the Company's former name), whereby OMAP was to purchase all of the stock of American China Development Corporation.

--------------------------------------------------------------------------------

    10.4 An Agreement entered into on November 6, 1998, between Dizon and the Company voiding their March 15, 1997 Agreement.