Form 10KSB
period 1998-12-31
CHINA FOOD & BEVERAGE CO
filed 1999-04-15
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

Commission file number:  0-11734
                         -------

                         CHINA FOOD AND BEVERAGE COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           NEVADA                                       87-0548148
   ------------------------                 ------------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


                 82-66 Austin Street Kew Gardens, New York 11415
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 398-7833
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                      THE SECURITIES EXCHANGE ACT OF 1934:


                                                   Name of Each Stock Exchange
            Title of Each Class                        on Which Registered
  ----------------------------------------         ---------------------------
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1998, was approximately $250,000.

         The number of shares of Registrant's Common Stock outstanding on December 31, 1998, was 5,250,086.

         The Registrant's total revenues for the year ended December 31, 1998, were $15,957,499.


                                      Total of Sequentially Numbered Pages:
                                                                           -----
                                                     Exhibit Index on Page:
                                                                           -----

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS............................................3

ITEM 2.     DESCRIPTION OF PROPERTY............................................5

ITEM 3.     LEGAL PROCEEDINGS..................................................5

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................5

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS............................................................6

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..............................................7

ITEM 7.     FINANCIAL STATEMENTS..............................................10

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.....................11

                                    PART III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................11

ITEM 10.    EXECUTIVE COMPENSATION............................................12

ITEM 11.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS...........................13

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................13

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..................................14

         SIGNATURES...........................................................15

         INDEX TO EXHIBITS....................................................16

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

         On December 15, 1995, the Company also acquired beneficial ownership of 100% of the outstanding shares of Establissements R. Kohl, a French corporation ("Kohl"). Kohl manufactured lighting equipment and heating devices.

          (1) In return for Kohl's shares, the Company issued a total of 19,048 shares of restricted Common Stock to the former owners of Kohl. The Company also paid $1,000,000 in bank drafts and made a $200,000 loan to Kohl. Kohl owned and operated an approximately 100,000 square foot manufacturing plant in Calais, France and the machinery and equipment housed in the plant.
------------------------

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

         During the 1996 fiscal year, Kohl continued to produce and sell heating and lighting equipment as it had done prior to its acquisition by the Company. Kohl also produced prototypes for its paper collators and patented french fry machine. However, Kohl could not obtain the investment capital necessary to produce and distribute either the collators or the vending machines according to Kohl's business plan. Kohl's revenues were also insufficient to finance the production and distribution of these products. Accordingly, neither the collators nor the vending machines were ever sold by Kohl. The inability to obtain investment capital, paired with capital expenditures Kohl had made in connection with the development of collators and vending machine prototypes, created a working capital deficiency which impaired Kohl's ongoing operations. Kohl became delinquent with several of its trade creditors and in November 1996, Kohl applied for protection under the bankruptcy laws of France. On April 28, 1997, the French Tribunal administering the bankruptcy of Kohl sold all of Kohl's assets except the french fry vending machines and inventory and spare parts related thereto, vendor patents and the Company's license. The Company may appeal this sale and is currently investigating its rights under applicable law. For more information on Kohl, see "Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations."

         After the bankruptcy proceedings of Kohl, the Company discontinued its involvement in the manufacture of collators, heaters, lighting equipment and other products designed, manufactured and/or produced by Kohl. The Company was left with few assets, most of which were related to the manufacture of collators.

         On March 15, 1997, the Company entered into an agreement to acquire all of the capital stock of American China Development Corporation, a Bahamian corporation ("ACDC"). ACDC owns a 60% interest in a joint venture in the People's Republic of China ("PRC") which operates a beer brewery in the city of Qidong in the Jiangsu province of the PRC. The joint venture's brewery, known as the Nantong Aitesi Beer Company, Ltd., produces and distributes beer in the city of Qidong and to surrounding areas within a 50 mile radius. The Company was to purchase ACDC from Dizon Investments Limited, an investment company organized under the laws of the British Virgin Islands. The Agreement called for the Company to acquire ACDC in exchange for issuing 6,667 restricted shares of Common Stock to Dizon. On November 8, 1998, the Company and Dizon rescinded the Agreement because verifiable financials were never delivered and the 6,667 shares, which were being held in escrow, were returned to the Company

         The Company's development has remained focused in pursuit of acquiring breweries in the People's Republic of China of which progress is set forth in detail in Item 6 - "Management's Discussion and Analysis of Operations of Financial Condition and Results of Operations."

Business of Issuer
------------------

         Since the disposition of Kohl, the Company's business has focused on seeking to invest in business opportunities primarily related to the food and beverage industry. The Company will continue to seek to acquire, similar businesses both in China and other countries. To a lesser extent, the Company will also seek to invest in domestic food and beverage concerns and in entities with operations outside of the food and beverage industry.

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

         Though three of seven board members of Anhui Haodun Brewery Co., Ltd., sit on the board of China Food and Beverage Development, the Company does not intend to participate in the day to day management of any business which the Company may acquire. The Company's objective is to find business entities which the Company feels are greatly undervalued, acquire such entities through the issuance of Common Stock, make required investments in such entities, and receive a return on its investment in the form of dividends or appreciation in the value of the subsidiary.

--------------------------------------------------------------------------------

ITEM 2.   DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

         The Company presently owns a complex of approximately 14 buildings of various dimensions and square footage, situated at: #28 Juichang Rd., Luan, Anhui province, People's Republic of China .

--------------------------------------------------------------------------------

ITEM 3.   LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

         On September 7, 1993, V.K. Holdings, Inc. ("VK"), sued the Company (Case Number 93-05193-00-0-G), in the 319TH Judicial District Court of Nueces County, Corpus Christi, Texas. VK alleged fraud, violation of securities laws, and other related causes of action. Also named as defendants in the suit were:
Chad Burnett, Richard Surber and Kenneth R. O'Neal, in their capacities as officers and directors of the Company in November 1992, the time when the alleged fraudulent acts took place. On April 9, 1998, Judge Max Bennett, of the 319th District Court, entered an Order dismissing the action against the Company and all the Defendants for, "Want of Prosecution."

         Canton Financial Services Corporation, Salt Lake City, Utah, filed suit against the Company in the Third Judicial District Court, Salt Lake City, Utah, in December of 1998, for the amount of $45,253.48 for non-payment of services. The lawsuit settled for $40,500 and dismissed on March 1, 1999.

--------------------------------------------------------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

         During the fourth quarter of the 1998 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

Market Information
------------------

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1997 and 1998. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions. The increases reflected in the quarters ended June 30, 1998, September 30, 1998 and December 31, 1998, are attributable to the 1-for- 100 reverse split effected by the Company on December 21, 1998.


                  QUARTER                    HIGH                       LOW
                  -------                    ----                       ---

Quarter Ending December 31, 1998            $5.00                      $5.00

Quarter Ending September 30, 1998           $0.07                      $0.07

Quarter Ended June 30, 1998                 $0.56                      $0.56

Quarter Ended March 31, 1998                $0.66                      $0.65

Quarter Ended December 31, 1997             $2.12                      $0.75

Quarter Ended September 30, 1997            $0.56                      $0.31

Quarter Ended June 30, 1997                 $0.63                      $0.02

Quarter Ended March 31, 1997                $0.08                      $0.03


Shareholders
------------

      There were approximately 1,548 record holders of Common Stock as of December 31, 1998, holding a total of 5,250,086 outstanding shares of Common Stock.

Reverse Split
-------------

      On December 21, 1998, the Company effected a 1-for-100 reverse split of its Common Stock. The reverse split affected only the issued and outstanding Common Stock and did not affect the number of shares of Common Stock authorized for issuance by the Company. All fractional shares resulting from the reverse split were rounded up to the nearest whole share.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

      The Company's analysis of its financial condition and results of its operations was addressed in the Company's 10-KSB, filed, on or about, April 14, 1998. Several significant events have occurred since that filing to date that are set forth below, and may be considered material changes affecting the Company's position.

      On March 15, 1997, the Company signed an Agreement to acquire all outstanding capital stock of a Bahamian corporation called American China Development Corporation ("ACDC"). ACDC owned a 60% interest in a joint venture in the People's Republic of China (the "PRC"). According to the Joint Venture
Agreement ("JVA"), ACDC would obtain a 60% equity interest in a limited liability company within the Chinese territory to be operated in accordance with the Laws of the PRC on Joint Ventures Using Chinese and Foreign Investment. The purpose of the joint venture was to operate an existing beer brewery in the Jiangsu province of the PRC known as the Nantong Aitesi Beer Company. This brewery has been in existence since the 1950's and has been State owned since that time. The brewery currently distributes beer locally to the City of Quidong and surrounding areas within a 50 mile radius.

      On September 25, 1997, the Company executed a Consulting Agreement with a company known as The Hayden Group, Inc. Pursuant to the Consulting Agreement, the Company was to receive consulting services related to management, marketing and corporate structure.

      On March 5, 1998, the Company terminated its September 25, 1997, Consulting Agreement with The Hayden Group, Inc., referenced to herein above in the preceding Section. The Hayden Group failed to carry out its obligations as set forth in the Agreement. Accordingly, the Company's management felt that the unilateral termination was warranted based on The Hayden Group's non-performance.

      On October 7, 1997, the Company executed a $160,000 promissory note to settle any and all potential claims against the Company stemming from an April 1996 offshore offering of the Company's Common Stock which had since been rescinded. The promissory note bears interest a rate of 19.5% and matures October 19, 1998. The Company issued 7,677 pre-December 21, 1998 1 to 100 reverse split shares of Common Stock to an escrow agent to secure payment of principal and interest due on the note. The 7,677 shares are listed as issued but not outstanding. In the event the Company defaults on the note payable, the shares of stock will be used to pay the note. At December 31, 1997, the accrued interest was $53,000. The Company canceled the 3,500,000 pre-split or the 116,667 post-spilt shares which were issued in 1996. In anticipation of the December 21, 1998, reverse split and the employee option program adopted on January 8,1999, James Tilton, Jane Zheng relinquished their above-referenced options on December 9, 1998.

      On or about December 17, 1997, the Company entered into an Agreement with Tiancheng Co., Ltd., a subsidiary of China International Trust and Investment Corporation ("CITIC")to locate and assist the Company in acquisition of no less than 2, and up to as many as 8, additional breweries and beverage companies in the Peoples Republic of China. CITIC owns numerous companies throughout the world. It has representative offices in Tokyo, New York, and Frankfurt, Germany, as well as in China proper. CITIC had assets of approximately $31.3 billion and shareholder's equity of approximately $20 billion, and earned approximately $247 million in the year 1995. CITIC has investments in several Asian satellite projects, including AsiaSat II, Cathay Pacific Airways, Dragon Air and CITIC Industrial Bank, China's sixth largest bank. In return for Tiancheng assisting the Company in locating and acquiring brewery and/or beverage sites in China, as well as, performing any and due diligence that may be required or requested with regard to these acquisitions, the Company was to pay to Tiancheng the sum of $150,000 cash, and

500,000 pre-December 21, 1998 1 to 100 reverse split shares of restricted Common Stock to be valued at no less than $5.00 from one year of the date of issuance. It was agreed that should the stock's value be less than $5.00 one year from the date of issuance, the Company would issue additional shares to Tiancheng to make up the difference. Tiancheng also agreed to assist the Company in financing any acquisitions that result from its efforts as set forth in the Agreement between the parties. A translated Trust Agreement is listed herein as Exhibit E(1).

      On December 31,1998, the Company entered into a modification Agreement with Tiancheng (China) Co., Ltd. ("Tiancheng") pursuant to which paragraph 4 of the December 17, 1997 Agreement was amended so that Tiancheng's total compensation shall consist of $150,000 and 500,000 shares of the Company's common stock without valuations attached thereto: Item 13 (Exhibit E(2)).

      On November 7, 1995, ADS Ltd.,an Isle of Man corporation, acquired 341,786 (pre-December 21, 1998 1 to 100 reverse split) shares of the Company's unregistered Common Stock. Because of the bankruptcy of OMAP SA, which is referred to herein supra, of which principals of ADS were also principals in OMAP SA, the Company placed a stop-transfer on ADS's 341,786 shares. Based upon the advice of Company's counsel, that the Company's legal standing was somewhat tenuous, the stop-transfer on the 341,786 ADS shares was removed on March 12, 1998.

      On March 15, 1997, Dizon Investments Ltd., a British Virgin Islands corporation ("Dizon"), and OMAP Holdings, Inc., China Foods and Beverage Company's (the "Company") former corporate name, entered into an Agreement whereby Dizon was to sell its interest, all the outstanding common stock, in American China Development Corporation to OMAP pursuant to the terms and conditions set forth in that Agreement which is attached hereto and incorporated herein in Item 13, Exhibit A(1).

      On November 6, 1998, Dizon and the Company, decided to enter into a subsequent Agreement, which is attached hereto and incorporated herein in Item13 Exhibit A(2),which renders the aforementioned March 15, 1997 Agreement between the parties, null and void, based upon, among other things, that Dizon never provided the Company with necessary and requisite financial information concerning American China Development Corporation.

      After entering into a Letter of Intent on December 19, 1997, the Company and Victoria Beverage Company Limited ("Victoria"), an Isle of Man corporation, entered into a formal Agreement on January 30, 1998, pursuant to which the Company acquired 100% of Victoria Beverage Company Limited ("Victoria"). Victoria owns a 60% interest in the Sui Ning Beer Factory located in Szechuan Province, Peoples Republic of China. The purchase price was a $15,000,000 debenture issued in favor of the shareholders of Victoria, payable interest only at 6.25% per annum, semi-annually commencing 18 months from the date of the Agreement; and the principal is payable 5 years from such date. The debenture is convertible 18 months from the date of the Agreement at $5.00 per share of the Company's Common Stock. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the future business policy. The Company filed a Form 8-K with respect to this transaction on February 13, 1998. Closing of this transaction was pending upon the submission of verifiable financials from Victoria.

      On April 20,1998, the Company rescinded the aforementioned Agreement because Victoria rescinded their Agreement with the Sui Ning Beer Factory ("Sui Ning"), because Victoria was unable to obtain certified financial information from Sui Ning. Since the Company's Agreement with the Sellers was predicated upon Victoria's majority ownership in Sui Ning, the Company and Sellers decided that the Agreement was no longer viable. On April 27,1998, the Company filed the appropriate Form 8-K; Item 13 (Exhibits B(1) and B(2))

      Though the Company and the Sellers rescinded their January 30, 1998 Agreement to purchase Victoria, based upon the fact that Victoria had recently acquired a majority interest in the Anhui Haodun Brewery, Ltd. ("Anhui"), a brewery located in the People's Republic of China, the Sellers and the Company entered into an Agreement on April 27, 1998, pursuant to which the Company would purchase from the Sellers, 100% of Victoria's stock in Anhui in return for a debenture in the face amount of US$21,000,000, which shall be for a term of five
(5) years bearing an interest rate of eight percent (8%) per annum. At the Company's option, the debenture may be converted into shares of the Company's common stock at a conversion price of five dollars ($5.00) per share. The Sellers were able to provide the Company with appropriate documentation and accounting verifying that Victoria owned a fifty-five percent (55%) ownership of Anhui. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the Company's future business policies. The Company filed a Form 8-K with respect to this transaction on May 6, 1998.

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

      On December 30, 1998, the Company closed on the April 27, 1998, Agreement with Calder Investments Limited and Li, Lin Hu by issuing its 5 year and one day 8% Debenture in the amount of $10,500,000 to each of Calder Investments Limited and Li, Lin Hu. This issuance consummated the transactions described in the Company 8-K dated May 6, 1998. On the same day, December 30, 1998, the Company caused the conversion of the Debentures above described in the terms incorporated therein by issuing to each of Li, Lin Hu and Calder Investments Limited thereupon caused 1,050,000 of their shares to be issued to Anhui Lui An Beer Company Ltd., to redeem their note to Anhui Lui An Beer Company Ltd. On December 31, 1998, the Company issued a total of 4,200,000 shares of its common stock to the following persons and entities in the following amounts pursuant to Debentures which were converted on December 30, 1998; Calder Investments Limited = 1,050,000 shares of common stock; Li, Lin Hu = 1,050,000 shares of common stock Anhui Liu An Beer Company Ltd. = 2,100,000 shares of common stock. This issuance caused the three individuals and entities above set forth to become the control persons of the Registrant. (Exhibits D(1), D(2) and D(3).

      Through a reverse merger recapitalization by which the Company acquired 100% of Victoria Beverage Company, Ltd., for 4,200,000 shares of the Company's common stock, resulted in the Company owning 55% of Anhui Hao Dun Brewery Co., Ltd., situated in the People's Republic of China. As opposed to the year ending 1997, when the Company had no liquid assets, as a result of the aforementioned acquisition, the Company's total assets year ending 1998 were valued at $15,998,864 of which, as set forth on page F-4 of the Financials attached hereto. Total "Current Assets" are $3,560,007. The "Fixed Assets" ($9,074,934) include a complex of buildings and equipment for making beer. The "construction in progress" as listed under "Other Assets" refers to a nitrogen separating machine being developed in conjunction with the brewing processes. There is also a "deposit" of $215,000 that is owed the company via a rescinded ITEX transaction.

      On December 10, 1998, the Company authorized a reverse split of its common stock on the basis of 1 new share for every 100 shares owned by shareholders of record. Fractional shares were rounded up to the next whole share. The effective date of the reverse split was December 21, 1998. The total number of shares issued and outstanding before the reverse was 7,364,349. The total number of shares issued and outstanding after the reverse was approximately 73,644. The Company filed the appropriate 8-K reflecting 1 to 100 reverse split on December 18, 1998.

Events That Took Place Subsequent to Fiscal Year Ending December 31, 1998
-------------------------------------------------------------------------

      The following material events took place after the December 31, 1998 year end:

      On January 6, 1999,* a majority of the shareholders of the Company voting their shares in lieu of a formal shareholders meeting adopted the Company's 1999 Stock Option Plan reserving for issuance 1,000,000 shares of the Company's common stock which plan is to be administered by the Company's Board of Directors. At the same time, the shareholders voted in favor of James Tilton, Jane Zheng, Kitty Chow, Stanley Merdinger and Li, Lin Hu to be directors of the Company until the next shareholders meeting. (The shares have been issued by the Company's auditors on December 31, 1998.)

      The Company enacted the 1999 Stock Option Plan (the "Plan") on January 8, 1999, which is intended to provide incentives: (a) to the officers, directors, counsels and other employees of China Food & Beverage Company, a Nevada corporation (the "Company"), and any present or future subsidiaries of the Company (individually a "Related Corporation" and collectively "Related Corporations") by providing them with opportunities to purchase stock in the Company pursuant to options granted hereunder that qualify as "incentive stock options" under Section 422A(b) of the Internal Revenue Code of 1986,as amended

(the "Code") (individually an "ISO" and collectively "ISOs"); (b) to directors, officers, employees and consultants of the Company and Related Corporations by providing them with opportunities to purchase stock in the Company pursuant to options granted hereunder that do not qualify as ISOs (individually a
"Non-Qualified Option"and collectively "Non-Qualified Options"); (c) to directors, officers, employees and consultants of the Company and Related Corporations by providing them with awards of stock in the Company ("Awards"); and (d) to director, officers, employees and consultants of the Company and Related Corporations by providing them with opportunities to make direct purchases of stock in the Company ("Purchases"). Both ISOs and Non-Qualified Options are referred to hereinafter individually as an "Option"and collectively as "Options." Options, Awards and authorizations to make Purchases are referred to hereinafter collectively as "Stock Rights". As used herein the terms "parent" and "subsidiary" mean "parent corporation" and subsidiary corporation, respectively, as those terms are defined in Section 425 of the Code. The specifics of the Plan were filed on January 8, 1999 pursuant to a S-8 Registration and may be viewed in their entirety via the Edgar filing system.

      Li, Lin Hu was appointed as a Director of the Company on January 6, 1999, a former 50% owner of Victoria Beverage Company and currently a senior executive with Tiancheng.

      The fact that the Company conducts business and owns the majority of its assets in the People's Republic of China could expose the Company to material and possible economic risks. These risks may include, but are not limited to, military repression, expropriation, changing fiscal regimes, fluctuations in currency exchange rates, high rates of inflation, worker unrest, and the absence of industrial and economic infrastructure. Operations may be affected by government regulations with respect to productions restrictions, price controls, export controls, embargoes, income and other taxes, environmental legislation, labor, welfare benefit policies, land use, etc. The effect of these factors cannot be accurately assessed or predicted.

      * The S-8 filed on January 8, 1999,with the SEC via the Edgar filing system inadvertently stated that the Company enacted the Employee Stock Option plan was enacted on January 6, 1998. The correct date should be January 6, 1999.

Results of Operations
---------------------

      As a result of the aforementioned acquisition of Victoria Beverage Company, Ltd., and its subsidiary, Anhui Hao Dun Brewery Co., Ltd. ("Anhui"), the Company's "Total Liabilities and Stockholder's Equity" for year ending 1998 was $15,998,864 of which, as set forth on Page F-5 of the attached Financials, $1,570,730 represents the 45% minority stockholder interest in Anhui. The "Consolidated Statement of Operations" set forth on Page F-6 of the attached Financial Statements, the Net Sales increased in 1998 by 8.8% and, an increase in the price of materials can be attributed to a 15% increase of the Cost of Sales, consequently, the Gross Margin decreased 2%. It should be noted that "Selling Expenses" in 1998 decreased dramatically (60%). This difference can be attributed to the brewery having to expend less in advertising costs because it obtained an official trade mark which resulted in valuable name recognition. In year ending 1997, the brewery had comprehensive income of $815,450. As a result of the acquisition in 1998, "Minority Interest" deduction of $343,494 in 1998, resulted in a "Net Comprehensive Income" of 48% less than in 1997. The "income per share" was down as well, from $0.19 to $0.09.

Capital Resources and Liquidity
-------------------------------

      During 1998, the Company issued 9,902 shares of Common Stock for cash valued at $54.11 per share; 1,016,942 shares were issued for services rendered valued at $0.46 per share; and, 241 shares valued at $62.24 per share were issued for debt conversion. The increase of positive cash flow reflected on the "Consolidated Statements of Cash Flow" Page F-8 of attached Financials, is a result of money spent by the beverage company purchasing fixed assets.

--------------------------------------------------------------------------------

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

      See the audited financial statements attached hereto and numbered F-1 through F-15.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

                                 C O N T E N T S


Independent Auditors' Report.............................................. F - 3

Consolidated Balance Sheet................................................ F - 4

Consolidated Statements of Operations..................................... F - 6

Consolidated Statements of Stockholders' Equity........................... F - 7

Consolidated Statements of Cash Flows..................................... F - 8

Notes to the Consolidated Financial Statements........................... F - 10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
China Food and Beverage Company and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of China Food and Beverage and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Food and Beverage Company and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



Jones, Jensen & Company
Salt Lake City, Utah
April 7, 1999

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                             December 31,
                                                                 1998
                                                          -----------------
CURRENT ASSETS

   Cash and cash equivalent                               $         425,681
   Accounts receivable (net) (Note 1)                             1,552,549
   Note receivable                                                  102,680
   Inventory (Note 5)                                             1,438,968
   Other receivables                                                 40,129
                                                          -----------------

     Total Current Assets                                         3,560,007
                                                          -----------------
PROPERTY AND FIXED ASSETS (Note 4)

   Buildings                                                      3,339,090
   Machinery and equipment                                        8,126,686
   Land                                                             277,817
   Accumulated depreciation                                      (2,390,842)
                                                          -----------------

     Total Fixed Assets                                           9,352,751
                                                          -----------------
OTHER ASSETS

   Construction in progress                                         227,810
   Deferred and prepaid expenses (Note 6)                         2,643,296
   Deposit                                                          215,000
                                                          -----------------

     Total Other Assets                                           3,086,106
                                                          -----------------
     TOTAL ASSETS                                         $      15,998,864
                                                          =================



       The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                                                                    December 31,
                                                                        1998
                                                                   ------------
CURRENT LIABILITIES

   Accounts payable                                                $    986,222
   Related party payable                                                148,226
   Accrued expenses                                                   1,311,044
   Taxes payable (Note 3)                                             5,291,836
   Customer prepayments                                                 425,152
   Notes payable (Note 2)                                             4,490,098
                                                                   ------------

     Total Current Liabilities                                       12,652,578
                                                                   ------------
LONG-TERM LIABILITIES

   Other liabilities                                                    163,227
                                                                   ------------
     Total Long-Term Liabilities                                        163,227
                                                                   ------------
     Total Liabilities                                               12,815,805
                                                                   ------------
MINORITY INTEREST                                                     1,570,730
                                                                   ------------
STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of $0.001
    par value, 5,257,764 shares issued and 5,250,086 outstanding          5,258
   Additional paid-in capital                                           329,649
   Stock subscription receivable                                        (23,083)
   Other comprehensive income                                             7,692
   Retained earnings                                                  1,292,813
                                                                   ------------

     Total Stockholders' Equity                                       1,612,329
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 15,998,864
                                                                   ============



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                For the Years Ended
                                                    December 31,
                                          ------------------------------
                                              1998               1997
                                          ------------      ------------

NET SALES                                 $ 15,957,499      $ 14,659,236

COST OF SALES                               10,647,010         9,226,327
                                          ------------      ------------

GROSS MARGIN                                 5,310,489         5,432,909
                                          ------------      ------------

COSTS AND EXPENSES

   Selling expenses                            184,672           459,503
   General and administrative                1,525,012         1,479,783
                                          ------------      ------------

     Total Costs and Expenses                1,706,684         1,939,286
                                          ------------      ------------

INCOME BEFORE OTHER EXPENSE                  3,603,805         3,493,623
                                          ------------      ------------

OTHER EXPENSE

   Interest expense                            664,259           696,630
                                          ------------      ------------

     Total Other Expense                       664,259           696,630
                                          ------------      ------------

INCOME BEFORE TAX                            2,939,546         2,796,993

INCOME TAX EXPENSE (Note 3)                  2,176,226         1,985,657
                                          ------------      ------------

INCOME BEFORE MINORITY INTEREST                763,320           811,336

MINORITY INTEREST                             (343,494)             --
                                          ------------      ------------

NET INCOME                                     419,826           811,336

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment               3,578             4,114
                                          ------------      ------------

     Total Other Comprehensive Income            3,578             4,114
                                          ------------      ------------

NET COMPREHENSIVE INCOME                  $    423,404      $    815,450
                                          ============      ============

BASIC INCOME PER SHARE                    $       0.09      $       0.19
                                          ============      ============



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                          Common Stock            Additional       Stock           Other
                                          ------------              Paid-In     Subscription   Comprehensive     Retained
                                     Shares          Amount         Capital      Receivable        Income        Earnings
                                  ----------      ----------      ----------     ----------      ----------     ----------

Balance, December 31, 1996         4,200,000      $    4,200      $1,300,497     $     --        $     --       $   61,651

Currency translation
 adjustment                             --              --              --             --             4,114           --

Net income for the year ended
 December 31, 1997                      --              --              --             --              --          811,336
                                  ----------      ----------      ----------     ----------      ----------     ----------

Balance, December 31, 1997         4,200,000           4,200       1,300,497           --             4,114        872,987

Common stock issued for
 the acquisition of Victoria          37,346              37      (1,991,612)          --              --             --

Common stock issued for
 cash at $54.11 per share              9,902              10         535,875           --              --             --

Common stock issued for
 debt conversion at $62.24
 per share                               241            --            15,000           --              --             --

Common stock issued for
 services rendered at $0.46
 per share                         1,016,942           1,017         469,883        (23,083)           --             --

Cancellation of common
 stock                                (6,667)             (6)              6           --              --             --

Currency translation
 adjustment                             --              --              --             --             3,578           --

Net income for the year ended
 December 31, 1998                      --              --              --             --              --          419,826
                                  ----------      ----------      ----------     ----------      ----------     ----------

Balance, December 31, 1998         5,257,764      $    5,258      $  329,649     $  (23,083)     $    7,692     $1,292,813
                                  ==========      ==========      ==========     ==========      ==========     ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                 For the Years Ended
                                                                     December 31,
                                                            -----------------------------
                                                                1998             1997
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $   419,826      $   811,336
   Adjustments to reconcile net income to net cash
    used by operating activities:
     Depreciation and amortization                              947,924          629,202
     Bad debt expense                                              --             50,946
     Common stock issued for services                           447,817             --
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                 997,610       (1,533,003)
     (Increase) decrease in note receivable                     (66,446)         (36,234)
     (Increase) decrease in other receivables                   656,229         (619,824)
     (Increase) decrease in inventory                          (465,773)         (75,273)
     (Increase) in deferred and prepaid assets               (1,989,846)        (191,953)
     (Increase) in deposits                                    (215,000)            --
     Decrease in construction in progress                          --            245,955
     Increase in accounts payable and accrued expenses          870,796          935,832
     Increase (decrease) in customer prepayments                (89,166)         385,420
     Increase in taxes payable                                  671,973        2,075,113
                                                            -----------      -----------

       Net Cash Provided by Operating Activities              2,185,944        2,677,517
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                  (1,268,585)      (3,282,278)
                                                            -----------      -----------

       Net Cash (Used) by Investing activities               (1,268,585)      (3,282,278)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                 535,885             --
   Proceeds from notes payable                                4,797,109        2,249,776
   Payments on notes payable                                 (6,067,780)      (1,704,155)
                                                            -----------      -----------

       Net Cash Provided (Used) by Financing Activities        (734,786)         545,621
                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH                                 182,573          (59,140)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                        243,108          302,248
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $   425,681      $   243,108
                                                            ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                    For the Years Ended
                                                        December 31,
                                                 ------------------------
                                                   1998            1997
                                                 --------        --------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITY

Cash Paid For:

   Interest                                      $664,259        $696,630
   Income taxes                                  $   --          $   --


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for debt                  $ 15,000        $   --



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Business Organization

              China Food and Beverage Company (the Company) was incorporated on November 6, 1987 under the laws of the State of Nevada. The Company subsequently ceased its original business activity in 1997 and thereafter primarily investigated and sought new business opportunities.

              The Company has a 100% owned subsidiary, Victoria Beverage Company Limited (Victoria), which has a 55% owned subsidiary (Anhui Hao Dun Brewery Co. Ltd.) (Anhui) which was incorporated in the nation of China in 1986, for the purpose of operating a beer brewery. Victoria was incorporated in the Isle of Man of May 9, 1993 for the purpose of acquiring foreign companies.

              The Company acquired 100% of the shares of Victoria which owns 55% of Anhui for 4,200,000 shares of the Company's common stock. The acquisition was accounted for as a recapitalization of Victoria because the shareholders of Victoria controlled the Company after the acquisition. Therefore, Victoria is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Victoria in the exchange. The Company is the acquiring entity for legal purposes and Victoria is the surviving entity for accounting purposes. On December 18, 1998, the shareholders of the Company authorized a 1-for-100 reverse stock split. All references to common stock have been retroactively restated to reflect the reverse stock split.

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

              d.  Basic Income Per Share

              The computations of basic income per share of common stock are based on the weighted average number of shares outstanding.

              e.  Principles of Consolidation

              The December 31, 1998, consolidated financial statements include those of China Food and Beverage Company, Victoria Beverage Company Limited and Anhui Hao Dun Brewery Co. Ltd. All significant intercompany accounts and transactions have been eliminated.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


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

              g.  Accounts Receivable

              The Company's accounts receivable are shown net of an allowance for bad debt of $107,150 at December 31, 1998 and 1997.

              h.  Advertising

              The Company has capitalized the costs of acquiring the rights to advertise on the streets of its home city, Luan, Peoples Republic of China, for 20 years and is amortizing those costs over the life of the agreement.

              i.  Foreign Currency Translation

              Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period and exchange rate. Non-monetary assets are translated at the historical exchange rate and all income and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders' equity section as other comprehensive income.

              j.  Fair Value of Financial Instruments

              As at December 31, 1998, the fair value of cash, accounts receivable and accounts and advances payable including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

              k.  Foreign Operations

              The Company currently conducts activities in The Peoples Republic of China (PRC). The Company may be materially adversely affected by possible political or economic instability in PRC. The risks include, but are not limited to, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and safety. The effect of these factors cannot be accurately predicted.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              l.  Capital Assets and Amortization

              Capital assets are recorded at cost and amortization is provided over the estimated economic life on a straight-line basis at the following rates:

                           Machinery                 14 years
                           Buildings                 25 years

              m.  Income Taxes

              Income tax expense consist of Gross Revenue Tax (GRT) which is calculated by multiplying 17% of sales minus the purchasing tax, Consumption Tax (CT) which is calculated by multiplying $26.84 by each ton of beer which is sold, and the City Construction Tax
              (CCT) which is calculated by multiplying 7% of the total GRT and CT.

              n.  Change in Accounting Principle

              In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
              (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income for all years presented.

              o.  Revenue Recognition

              The Company recognizes revenue at the time the product is delivered to the customer and expenses are recognized as incurred.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 2 -      NOTES PAYABLE

                                                                                     December 31,
                                                                                         1998
                                                                                     -----------
              The Company  has taken out  several  loans from the  Industrial  &
               Commercial  Bank  and the  Agriculture  Bank.  These  loans  bear interest at 12%, are due in 1999,
               and are secured by the fixed assets of the Company                    $ 4,416,403

              The  Company  has  received  advances  from its  employees  of the
               Company  which are interest  bearing at rates  between 6% and 12%
               per annum and due on demand. These funds are to be used for staff welfare and other
               employee expenses                                                          73,695
                                                                                     -----------

                           Total Notes Payable                                         4,490,098

                           Less: Current Portion                                      (4,490,098)
                                                                                     -----------

                           Long-Term Portion                                         $      --
                                                                                     ===========

NOTE 3 -      TAXES PAYABLE

              Taxes payable consisted of the following at December 31, 1997:

                           Gross revenue tax                                         $   488,428
                           Consumption tax                                             4,965,341
                           City construction tax                                        (161,933)
                                                                                     -----------

                           Total                                                     $ 5,291,836
                                                                                     ===========

              The Company had value added and income tax expense of $2,176,226 and $1,985,657 for the years ended December 31, 1998 and 1997. These amounts are computed based on the income of the Company in the Peoples Republic of China.

NOTE 4 -      PROPERTY AND FIXED ASSETS

                                                                                                     1998
                                                                            Accumulated            Net Book
                                                           Cost             Depreciation             Value
                                                     ------------------  -------------------   -----------------
              Machinery and equipment                $        8,126,686  $         1,768,863   $       6,357,823
              Building                                        3,339,090              621,979           2,717,111
              Land                                              277,817                 --               277,817
                                                     ------------------  -------------------   -----------------

                                                     $       11,743,593  $         2,390,842   $       9,352,751
                                                     ==================  ===================   =================

              During the years ended December 31, 1998 and 1997, the Company expensed $763,267 and $629,202 in depreciation.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 5 -      INVENTORY

              Inventory

              Inventories for the year ended December 31, 1998 consisted of the following:

                                                                  1998
                                                           -----------------
              Finished goods                               $           8,677
              Work-in-process                                        943,028
              Raw materials and supplies                             487,263
                                                           -----------------

                           Total                           $       1,438,968
                                                           =================

              Inventories consist of bottled beer, beer in process and raw materials and are stated at the lower of cost or market using the average cost method.

NOTE 6 -      DEFERRED AND PREPAID EXPENSES

              Deferred and prepaid expenses consist of the following:

                           Prepaid advertising             $         142,782
                           Trademark                               2,500,514
                                                           -----------------

                                                           $       2,643,296
                                                           =================

              The prepaid advertising is being amortized over a period of 20 years, the trademark is being amortized over a period of 15 years. Amortization expense for the years ended December 31, 1998 and 1997 was $184,657 and $-0-, respectively.

NOTE 7 -      CONCENTRATIONS OF RISK

              a.  Cash and Cash Equivalents

              The Company had cash of $188,440 in banks located in The Peoples Republic of China. These accounts are not insured by the Federal Deposit Insurance Corporation. Additionally, the Company has $237,241 of cash equivalents held with ITEX Corporation. This
              balance  is  not   insured  by  the  Federal   Deposit   Insurance
              Corporation.

              b.  Accounts Receivable

              The  Company   provides  for  accounts   receivable   as  part  of
              operations. Management does not believe that the Company is subject to credit risks outside the normal course of business.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 8 -      CUSTOMERS AND EXPORT SALES

              During 1998 and 1997, the Company operated one industry segment which is the manufacturing and marketing of alcoholic products.

              The Company's financial instruments subject to credit risk are primarily trade accounts receivable from its customers.

                                                           For the Years Ended
                                                               December 31,
                                              1998                 1997
                                      -------------------   -----------------

              Foreign sales           $        15,957,499   $      14,659,236
                                      ===================   =================

NOTE 9 -      YEAR 2000 ISSUE

              The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing an implementation plan to resolve the issue.

              The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in the conduct of its business activities.

              Estimated Cost of Remediation
              -----------------------------

              Because the Company has not completed its review of the computer systems, management is unable to estimate the cost of making the systems Year 2000 compliant.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

None.


--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


      Name                      Age        Position(s) and Office(s)
      ----                      ---        -------------------------

      James Tilton               37        President, Chief Executive Officer,
                                           Treasurer, Director

      Jane Zheng                 36        Secretary, Director

      Stanley Merdinger          56        Director

      Kitty Chow                 56        Director


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

      Jane Zheng was appointed as secretary and a director of the Company on October 23, 1995. Ms. Zheng has extensive business and marketing experience in the Far East and has worked with her husband, James Tilton, in partnership with the Metallic Building Company ("MBC"), a subsidiary of NCI Building Systems, to market its pre- engineered building materials in the PRC since 1992. For the last five years and again with James Tilton, Ms. Zheng has assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in China for its chemical products. She received her engineering degree from Shanghai University, in Shanghai, China. Ms. Zheng also has an MBA degree in Finance from Adelphi University, New York, and serves as a director of Tianrong Building Material Holdings, Ltd., a Utah corporation.

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

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 1998, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

                                            SUMMARY COMPENSATION TABLE

                                         Annual Compensation Awards         Long Term Compensation

Name and Principal Position      Year     Salary($)    Bonus($)    Other       Restricted    Options/    LTI       Other
                                                                   Annual      Stock         SARs (#)    Payout
                                                                   Comp.       Awards
------------------------------------------------------------------------------------------------------------------------
James Tilton,                    1998     34,500+      -0-         -0-         -0-           -0-         -0-       -0-
President and Chief              1997     68,500*      -0-         -0-         -0-           -0-         -0-       -0-
Executive Officer

      + This dollar figure represents 500 shares of Common Stock that were issued as compensation as the Company's director and officer for the fiscal year 1998, as follows: 500 shares valued at $69.00 per share issued on or about 2/11, 1998.

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

      On February 11, 1998, the Company passed a resolution for the issuance of 500 shares of its Common Stock to each of the following entities: Stanley Merdinger, who presently is a director of the Corporation, as compensation for services rendered on behalf of the Corporation; Kitty Chow, who presently is a director of the Corporation, for services rendered on behalf of the Corporation; Ms. Deanne Ofsink, an attorney who rendered legal services to the Corporation; Jane Zheng, as an inducement to remain as an officer and director of the Corporation; and, 500 shares of its Common Stock to James Tilton, as an inducement to remain as an officer and director of the Company. The proposed maximum offering price of the Company's Common Stock issued to each party in this paragraph was $0.69 per share for an aggregate offering price of $34,500. Each individual's stock issuance was issued pursuant to a Form S-8 registration and was accompanied by a Letter of Consent and an Opinion Letter prepared by Herbert M. Jacobi, Esq., counsel for the Company, regarding the legality of the securities being registered under the Form S-8 registration and, Consent of Jones, Jensen and Co., independent public accountants for the Registrant. The formal filing of the applicable S-8 registration forms was on February 23, 1998.

      On July 6, 1998, the Company issued 500 shares of its Common Stock pursuant to an Employee Stock Registration Plan, valued at $0.35 per share to each of the following individuals: Stanley Merdinger, who presently is a director of the Corporation, as compensation for services rendered on behalf of the Corporation; Kitty Chow, who presently is a director of the Corporation, for services rendered on behalf of the Corporation; Ms. Deanne Ofsink, an attorney who rendered legal services to the Corporation; Jane Zheng, as an inducement to remain as an officer and director of the Corporation; and, 500 shares of its Common Stock to James Tilton, as payment for services rendered on behalf of the Company. The proposed maximum offering price of the Company's Common Stock issued to each party in this paragraph was $0.35 per share for an aggregate offering price of $17,500. Each individual's stock issuance was issued pursuant to a Form S-8 registration and was accompanied by a Letter of Consent and an Opinion Letter prepared by Herbert M. Jacobi, Esq., counsel for the Company, regarding the legality of the securities being registered under the Form S-8 registration and, Consent of Jones, Jensen and Co., independent public accountants for the Registrant. The formal filing of the applicable S-8 registration forms was on July 9, 1998. Subsequently the shares issued to James Tilton, Jane Zheng and Stanley Merdinger were returned and canceled

--------------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

      The following table sets forth certain information concerning the stock ownership as of December 31, 1998, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 4,273,987 shares of Common Stock issued on December 31, 1998.

Changes in Control
------------------

         On December 31, 1998, the Company issued a total of 4,200,000 shares of its common stock to the following persons and entities in the following amounts pursuant to Debentures which were converted on December 30, 1998;

         Calder Investments Limited          1,050,000 shares of common stock
         Li, Lin Hu                          1,050,000 shares of common stock
         Anhui Liu An Beer Company Ltd.      2,100,000 shares of common stock

         This issuance caused the three individuals and entities above set forth to become the control persons of the Registrant.

--------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

Li, Lin Hu, who has Master in Business Administration from China Economy and Management College is a senior economist and was appointed as a director of the Company on or about January 6, 1999. Li is also executive Vice- President of Tiancheng Group, as referenced to throughout herein.

--------------------------------------------------------------------------------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

(a) Index to Exhibits. Exhibits required to be attached by Item 601of Regulation S-B are listed in the Index to Exhibits beginning on page _____ of this Form 10-KSB, which is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed a Form 8-K on November 6, 1998 regarding the recission of its March 15, 1997Agreement with Dizon Investments, Ltd, as referred to in Item 6 herein.. On December 18, 1998, the Company filed a Form8-K regarding the Company's 1 to 100 reverse split enacted December 8, 1998 and effective December 21, 1998.

                                   SIGNATURES
                                   ----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this __TH day of April, 1999.

      China Food and Beverage Company

      -------------------------------
        James Tilton, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                              Title                     Date
      ---------                              -----                     ----

/s/ James Tilton
------------------------     President, Chief Executive Officer,  April 15, 1999
  James Tilton               Treasurer and Director

/s/ Jane Zheng
------------------------     Secretary and Director               April 15, 1999
  Jane Zheng

/s/ Stanley Merdinger
------------------------     Director                             April 15, 1999
  Stanley Merdinger

/s/ Kitty Chow
------------------------     Director                             April 15, 1999
  Kitty Chow


------------------------     Director                             April   , 1999
  Lin Hu Li

                                LIST OF EXHIBITS
                                ----------------
 Exhibit No.                        Exhibit                                               Page #:
 -----------                        -------                                               -------

A(1)   Agreement between the Company and Dizon Investments Limited,  dated March
       15, 1997.                                                                             17

A(2)   Recission  Agreement  between the Company  and Dizon  Investments,  Ltd.,
       dated November 6, 1998.                                                               19

B      Agreement  between  Anhui Liu An Beer Company Ltd. and Victoria  Beverage
       Company Limited dated April 22, 1998.                                                 20

C      Agreement  between  China Food &  Beverage  Company,  Calder  Investments
       Limited and Li, Lin Hu dated April 27, 1998.                                          21

D(1)   Addendum  Agreement  between  Anhui Liu An Beer Company Ltd. and Victoria
       Beverage  Company Limited,  AND,  between China Food & Beverage  Company,
       Calder Investments Limited and Li, Lin Hu, dated April 27, 1998.                      23

D(2)   10,500,000 Debenture from Company to Calder Investments, Ltd.                         25

D(3)   10,500,000 Debenture from Company to Li, Lin Hu                                       26

E(1)   Trust  Agreement  dated  December 17, 1997 between  China Food & Beverage
       Company and Tiancheng (China) Co., Ltd.                                               27

E(2)   Modification  Agreement  dated  December  31, 1998  between  China Food &
       Beverage Company and Tiancheng (China) Co., Ltd.                                      29