Form 10QSB
period 1999-03-31
CHINA FOOD & BEVERAGE CO
filed 1999-05-20
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

   [ ]   Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  (No  fee  required)  for  the  transition   period  from
                         to                .
         ----------------  ----------------


Commission file number: 0-11734
                       ---------


                         CHINA FOOD AND BEVERAGE COMPANY
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



            Nevada                                               87-0548148
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)




           82-66 Austin Street, Kew Gardens,           New York 11415
           ----------------------------------------------------------
           (Address of Principal Executive Offices)       (Zip Code)


                                 (212) 398-7833
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X         No
                          ---------       ---------

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of March 31, 1999 was 5,385,431.

                                 Total of Sequentially Numbered Pages:    13
                                                                      ----------
                                                Exhibit Index on Page:     5
                                                                      ----------

                                TABLE OF CONTENTS

                                     PART 1

                                                                            Page

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............3

ITEM 3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER ..............................5

ITEM 4.  RESULTS OF OPERATIONS ................................................5

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

         SIGNATURES............................................................6

         INDEX TO EXHIBITS.....................................................5

                                     PART I

------------------------------
ITEM  1.  FINANCIAL STATEMENTS
------------------------------

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,1999. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31,1999, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

         Though this information is set forth in the Company's 10K-SB, year ending December 31, 1998, the significance of these transactions regarding the Company's acquisitions of a majority interest bears repeating in this filing: On April 27, 1998, the Company and Calder Investments, Ltd. and Li, Lin Hu, as "Sellers,"and Company as "Purchaser," entered into an agreement whereby the Company would purchase 100% of the stock of Victoria Beverage Company, Ltd. ("Victoria"). At the time of the transaction, Victoria was the owner of 55% of Anhui Hao Dun Brewery Company, Ltd. ("Hao Dun"). The transaction resulted in a debenture in the face amount of US$21,000,000, which shall be for a term of five
(5) years bearing an interest rate of eight percent (8%) per annum. At the Company's option, the debenture may be converted into shares of the Company's common stock at a conversion price of five dollars ($5.00) per share.

         The Sellers were able to provide the Company with appropriate documentation and accounting verifying that Victoria owned a fifty-five percent (55%) interest of Anhui Hao. Consequently, on December 30, 1998, the Company closed on the April 27, 1998 agreement with Calder Investments Limited and Li, Lin Hu by issuing its 5 year and one day 8% Debenture in the amount of $10,500,000 to each of Calder Investments Limited and Li, Lin Hu. This issuance consummated the transactions described in the Company 8-K dated May 6, 1998. On the same day, December 30, 1998, the Company caused the conversion of the Debentures above described in the terms incorporated therein by issuing to each of Li, Lin Hu and Calder Investments Limited, 1,050,000 shares of Company's common stock. In addition, on December 30, 1998, the Company caused to be issued 2,100,000 shares of its common stock to Anhui Lui An Beer Company, Ltd., the former owners of Hao Dun. This issuance was to pay off the $10,500,00 debt owed by Victoria to Anhui Liu An Beer Company, Ltd as a result of Victoria's purchase which occurred prior to the Company's acquisition of Victoria. This issuance caused the three individuals and entities above set forth to become the control persons and largest shareholders of the Registrant. It should be noted that these three individuals and entities as Company's largest shareholders may be capable of influencing the Company's future business policies.

         Through a reverse merger recapitalization by which the Company acquired 100% of Victoria Beverage Company, Ltd., for 4,200,000 shares of the Company's common stock, resulted in the Company owning 55% of Anhui Hao Dun Brewery Co., Ltd. As opposed to the first quarter ending 1998, when the Company had no liquid assets, as a result of the aforementioned acquisition, the Company's total assets ending March 31, 1999 were valued at $17,941,515 of which, as set forth on page F-1 of the Financials, attached hereto. Total "Current Assets" are $5,788,714. The "Fixed Assets" ($9,113,098) include a complex of buildings and equipment for making beer. The "construction in progress"as listed under "Other Assets" refers to a nitrogen separating machine being developed in conjunction with the brewing processes. The Company employs 531 employees at its brewery at a complex of approximately 14 buildings of various dimensions and square footage, situated at: #28 Juichang Rd., Luan, Anhui province, People's Republic of China.

         On January 6, 1999, a majority of the shareholders of the Company voting their shares in lieu of a formal shareholders meeting adopted the Company's 1999 Stock Option Plan reserving for issuance 1,000,000 shares of the Company's common stock, of which plan shall be administered by the Company's Board of Directors. At the same time, the shareholders voted in favor of James Tilton, Jane Zheng, Kitty Chow, Stanley Merdinger and Li, Lin Hu to be directors of the Company until the next shareholders meeting.

         The Company enacted the 1999 Stock Option Plan (the "Plan") on January 8, 1999, which is intended to provide incentives: (a) to the officers, directors, counsels and other employees of China Food & Beverage Company, a Nevada corporation (the "Company"), and any present or future subsidiaries of the Company (individually a "Related Corporation" and collectively "Related Corporations") by providing them with opportunities to purchase stock in the Company pursuant to options granted hereunder that qualify as "incentive stock options" under Section 422A(b) of the Internal Revenue Code of 1986, as amended (the "Code") (individually an "ISO" and collectively "ISOs"); (b) to directors, officers, employees and consultants of the Company and Related Corporations by providing them with opportunities to purchase stock in the Company pursuant to options granted hereunder that do not qualify as ISOs (individually a
"Non-Qualified Option"and collectively "Non-Qualified Options"); (c) to directors, officers, employees and consultants of the Company and Related Corporations by providing them with awards of stock in the Company ("Awards"); and (d) to director, officers, employees and consultants of the Company and Related Corporations by providing them with opportunities to make direct purchases of stock in the Company ("Purchases"). Both ISOs and Non-Qualified Options are referred to hereinafter individually as an "Option"and collectively as "Options." Options, Awards and authorizations to make Purchases are referred to hereinafter collectively as "Stock Rights". As used herein the terms "parent" and "subsidiary" mean "parent corporation" and subsidiary corporation, respectively, as those terms are defined in Section 425 of the Code. The specifics of the Plan were filed on January 8, 1999 pursuant to a S-8 Registration and may be viewed in their entirety via the Edgar filing system.

         On January 14, 1999, James Tilton and Jane Zheng were issued 200,000 shares each of the Company's common stock and Herbert Jacobi, as corporate counsel, was issued 100,000 shares of the Company's common stock pursuant to the Company's aforementioned stock option plan, for services rendered. Also, on January 26, 1999, James Tilton, Jane Zheng, Herbert Jacobi, Company's counsel, were each issued 100,000 shares of the Company's common stock for services rendered. For services rendered, Stanley Merdinger was 200,000 shares of the Company's common stock pursuant to the Company's stock option plan. For accounting purposes the company's auditors have deemed the shares to have been issued in December 1998, due to the fact that the Company granted the aforementioned option in December 1998.

         Li, Lin Hu was appointed as a Director of the Company on January 6, 1999, a former 50% owner of Victoria Beverage Company and currently a senior executive with Tiancheng China Company, Ltd.,a subsidiary of China International Trust Investment Corporation, an entity that is directly under the control of the government of the Peoples' Republic of China.

         The fact that the Company conducts business and owns the majority of its assets in the People's Republic of China could expose the Company to material and possible economic risks. These risks may include, but are not limited to, military repression, expropriation, changing fiscal regimes, fluctuations in currency exchange rates, high rates of inflation, worker unrest, and the absence of industrial and economic infrastructure. Operations may be affected by government regulations with respect to production restrictions, price controls, export controls, embargoes, income and other taxes, environmental legislation, labor, welfare benefit policies, land use rights, etc. The effect of these factors cannot be accurately assessed or predicted.

----------------------------------------------
ITEM 3. EVENTS SUBSEQUENT TO THE FIRST QUARTER
---------------------------------------------

         On April 8, 1999, the Board of Directors of the Company, subject to approval by shareholders, created the 1999 B Stock Option Plan (the "Plan"). The administrators of the Plan granted options to purchase 300,000 and 350,000 and 350,000 of shares of common stock to Herbert M. Jacobi, James Tilton and Jane Zheng, respectively. The options are exercisable at $3.00 per share.

         After shareholder approval, if ever, of the 1999 B Stock Option Plan, the Company intends to file a registration statement covering the shares underlying the options granted.

-------------------------------
ITEM  4.  RESULTS OF OPERATIONS
-------------------------------

         As a result of the aforementioned acquisition of Victoria Beverage Company, Ltd., and its subsidiary, Anhui Hao Dun Brewery Co., Ltd. ("Anhui"), the Company's "Total Liabilities and Stockholder's Equity" for quarter ending
March 31,1999 was, $10,625,234 of which, as set forth on Page F-2 of the attached Financials, $1,570,730 represents the 45% minority stockholder interest in Anhui. The "Consolidated Statement of Operations" set forth on Page F-3 of the attached Financial Statements, the Net Sales increased in the first quarter ending March 31,1999 by $406,904 and, a decrease in the price of materials can be attributed to a $109,721 decrease of the Cost of Sales, consequently, the Gross Margin increased a dramatic $507,625. On the "Consolidated Statement of Stockholders' Equity" page of the attached Financials under the "Additional
Paid-In Capital" column, indicates that the Contribution of capital by shareholders for the first quarter ending March 31, 1999 was $3,733,517. This figure reflects a debt that was transferred by brewery's joint venture to the brewery's former parent company and now, 45% owner of Anhui. As a result, the "Interest Expense,"as noted on the "Consolidated Statement of Operations" was $64,927 less than at the end of the first quarter of 1998.

----------------------------------------
ITEM 5.  CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------

         During  the  first  quarter  of  1999,   the  Company   issued  127,667
unregistered shares for $256,000.


                                     PART II

------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19 day of May,1999.
                              ----

         CHINA FOOD AND BEVERAGE

         /s/ James Tilton
         -----------------------
         James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                               Date
---------                           -----                               ----

/s/James Tilton         Chief Executive Officer, President,        May 19 , 1999
---------------         Treasurer and Director                        ----
James Tilton


                        Director                                   May    , 1999
----------------                                                      ----
Stanley Merdinger


/s/ Kitty Chow          Director                                   May 19 , 1999
-----------------                                                     ----
Kitty Chow


/s/ Jane Zheng          Secretary and Director                     May 19 , 1999
-----------------                                                     ----
Jane Zheng

                        Director                                   May    , 1999
------------------                                                    ----
Li, Lin Hu

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets


ASSETS
------

                                             March 31,           December 31,
                                               1999                 1998
                                        -----------------     -----------------
                                            (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent             $         825,782     $         425,681
   Accounts receivable (net)                    2,189,338             1,552,549
   Note receivable                                487,176               102,680
   Inventory                                    1,857,667             1,438,968
   Other receivables                              428,751                40,129
                                        -----------------     -----------------

     Total Current Assets                       5,788,714             3,560,007
                                        -----------------     -----------------

PROPERTY AND FIXED ASSETS

   Buildings                                    3,339,090             3,339,090
   Machinery and equipment                      8,130,731             8,126,686
   Land                                           277,817               277,817
   Accumulated depreciation                    (2,634,540)           (2,390,842)
                                        -----------------     -----------------

     Total Fixed Assets                         9,113,098             9,352,751
                                        -----------------     -----------------

OTHER ASSETS

   Construction in progress                       255,001               227,810
   Deferred and prepaid expenses                2,569,702             2,643,296
   Deposit                                        215,000               215,000
                                        -----------------     -----------------

     Total Other Assets                         3,039,703             3,086,106
                                        -----------------     -----------------

     TOTAL ASSETS                       $      17,941,515     $      15,998,864
                                        =================     =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            March 31,         December 31,
                                                              1999                1998
                                                          -------------      -------------
                                                           (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                       $   1,443,512      $     986,222
   Related party payable                                        116,168            148,226
   Accrued expenses                                           1,061,653          1,311,044
   Taxes payable                                              2,577,583          5,291,836
   Customer prepayments                                         185,661            425,152
   Notes payable                                              5,240,657          4,490,098
                                                          -------------      -------------

     Total Current Liabilities                               10,625,234         12,652,578
                                                          -------------      -------------

LONG-TERM LIABILITIES

   Other liabilities                                            191,584            163,227
                                                          -------------      -------------

     Total Long-Term Liabilities                                191,584            163,227
                                                          -------------      -------------

     Total Liabilities                                       10,816,818         12,815,805
                                                          -------------      -------------

MINORITY INTEREST                                             1,612,606          1,570,730
                                                          -------------      -------------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of
    $0.001 par value,  5,385,431 and 5,257,764 shares
    issued and 5,377,753 and 5,250,086 shares
    outstanding, respectively                                     5,386              5,258
   Additional paid-in capital                                 4,319,038            329,649
   Stock subscription receivable                                (12,646)           (23,083)
   Other comprehensive income                                    22,048              7,692
   Retained earnings                                          1,178,265          1,292,813
                                                          -------------      -------------

     Total Stockholders' Equity                               5,512,091          1,612,329
                                                          -------------      -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  17,941,515      $  15,998,864
                                                          =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                     1999             1998
                                                 -----------      -----------
NET SALES                                        $ 1,757,884      $ 1,340,980

COST OF SALES                                        798,799          889,520
                                                 -----------      -----------

GROSS MARGIN                                         959,085          451,460
                                                 -----------      -----------

COSTS AND EXPENSES

   Selling expenses                                   55,343           59,286
   General and administrative                        567,758          232,232
                                                 -----------      -----------

     Total Costs and Expenses                        623,101          291,518
                                                 -----------      -----------

INCOME BEFORE OTHER EXPENSE                          335,984          159,942
                                                 -----------      -----------

OTHER EXPENSE

   Interest expense                                   55,927          120,854
                                                 -----------      -----------

     Total Other Expense                              55,927          120,854
                                                 -----------      -----------

INCOME BEFORE TAX                                    280,057           39,088

INCOME TAX EXPENSE                                   352,729          251,788
                                                 -----------      -----------

INCOME (LOSS) BEFORE MINORITY INTEREST               (72,672)        (212,700)

MINORITY INTEREST                                    (41,876)            --
                                                 -----------      -----------

NET INCOME (LOSS)                                   (114,548)        (212,700)

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment                    14,356            1,287
                                                 -----------      -----------

     Total Other Comprehensive Income (Loss)          14,356            1,287
                                                 -----------      -----------

NET COMPREHENSIVE INCOME (LOSS)                  $  (100,192)     $  (211,413)
                                                 ===========      ===========

BASIC INCOME LOSS PER SHARE                      $     (0.02)     $     (0.05)
                                                 ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                          Common Stock             Additional          Stock           Other
                                  ----------------------------       Paid-In        Subscription   Comprehensive       Retained
                                     Shares           Amount         Capital         Receivable        Income          Earnings
                                  -----------      -----------     -----------      -----------     -----------      -----------
Balance, December 31, 1997          4,200,000      $     4,200      $ 1,300,497     $      --        $     4,114     $   872,987

Common stock issued for
 the acquisition of Victoria           37,346               37      (1,991, 612)           --              --               --

Common stock issued for
 cash at $54.11 per share               9,902               10          535,875            --               --              --

Common stock issued for
 debt conversion at $62.24
 per share                                241             --             15,000            --               --              --

Common stock issued for
 services rendered at $0.46
 per share                          1,016,942            1,017          469,883         (23,083)            --              --

Cancellation of common
 stock                                 (6,667)              (6)               6            --               --              --

Currency translation
 adjustment                              --               --               --              --              3,578            --

Net income for the year ended
 December 31, 1998                       --               --               --              --               --           419,826
                                  -----------      -----------     -----------      -----------     -----------      -----------

Balance, December 31, 1998          5,257,764            5,258          329,649         (23,083)           7,692       1,292,813

Common stock issued for
 services at $2.25 per share
 (unaudited)                            2,667                3            5,997            --               --              --

Common stock issued for
 cash at $2.00 per share
 (unaudited)                          125,000              125          249,875            --               --              --

Contribution of capital by
 shareholder (unaudited)                 --               --          3,733,517            --               --              --

Receipt of stock subscription
 (unaudited)                             --               --               --            10,437             --              --

Currency translation
 adjustment (unaudited)                  --               --               --              --             14,356            --

Net loss for the three months
 ended March 31, 1999
 (unaudited)                             --               --               --              --               --          (114,548)
                                  -----------      -----------     -----------      -----------     -----------      -----------

Balance, March 31, 1999
 (unaudited)                        5,385,431      $     5,386     $ 4,319,038      $   (12,646)    $    22,048      $ 1,178,265
                                  ===========      ===========     ===========      ===========     ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               For the Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                  1999             1998
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                 $  (114,618)     $  (212,700)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                243,698          226,600
     Common stock issued for services                               6,000             --
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                  (636,789)         763,645
     (Increase) decrease in note receivable                      (384,496)        (178,061)
     (Increase) decrease in other receivables                    (388,622)         281,387
     (Increase) decrease in inventory                            (418,699)        (449,140)
     (Increase) decrease in deferred and prepaid assets            73,593              (93)
     (Increase) decrease in construction in progress              (27,191)         158,207
     Increase (decrease) in accounts payable and
      accrued expenses                                            214,705       (1,150,011)
     Increase (decrease) in customer prepayments                 (239,491)        (397,791)
     Increase in taxes payable                                       --            123,354
     Increase in minority interest                                 41,878             --
                                                              -----------      -----------

       Net Cash Provided (used) by Operating Activities        (1,630,032)        (834,603)
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                        (4,047)        (129,282)
                                                              -----------      -----------

       Net Cash (Used) by Investing activities                     (4,047)        (129,282)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                   250,000             --
   Proceeds from notes payable                                  2,156,457        1,685,430
   Payments on notes payable                                     (372,277)        (627,275)
                                                              -----------      -----------

       Net Cash Provided (Used) by Financing Activities         2,034,180        1,058,155
                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                                   400,101           94,270

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                          425,681          243,108
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   825,782      $   337,378
                                                              ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                 For the Years Ended
                                                     December 31,
                                              -------------------------
                                                 1998           1997
                                              ----------     ----------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITY

Cash Paid For:

   Interest                                   $   55,927     $  170,729
   Income taxes                               $     --       $     --


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Contribution of capital by shareholder     $3,733,517     $     --






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                  Note to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.