Form 10QSB
period 1999-06-30
CHINA FOOD & BEVERAGE CO
filed 1999-08-16
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

   [ ]   Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  (No  fee  required)  for  the  transition   period  from
                    to
         -----------  -----------


Commission file number: 0-11734
                       --------


                         CHINA FOOD AND BEVERAGE COMPANY
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



             Nevada                                     87-0548148
 -------------------------------                    --------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)




              82-66 Austin Street, Kew Gardens, New York        11415
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

                                    Yes    X         No
                                        ------          ------

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of June 30, 1999 was 5,471,967.

                               Total of Sequentially Numbered Pages: 20
                                                                    -----
                                              Exhibit Index on Page:  8
                                                                    -----

                                TABLE OF CONTENTS

                                     PART 1

                                                                         Page

ITEM 1.  FINANCIAL STATEMENTS..............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........3

ITEM 3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER ..........................5

ITEM 4.  RESULTS OF OPERATIONS ............................................5

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................6

         SIGNATURES........................................................7

         INDEX TO EXHIBITS.................................................8

                                     PART I

----------------------------------
ITEM  1.  FINANCIAL STATEMENTS
----------------------------------

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,1999. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30,1999, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

--------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------

         Though this information is set forth in the Company's 10K-SB, year ending December 31, 1998, and in the Company's 10Q-SB for the first quarter ending March 31, 1999, the significance of these transactions regarding the Company's acquisitions of a majority interest bears repeating in this filing: On April 27, 1998, the Company and Calder Investments, Ltd. and Li, Lin Hu, as "Sellers,"and Company as "Purchaser," entered into an agreement whereby the Company would purchase 100% of the stock of Victoria Beverage Company, Ltd. ("Victoria"). At the time of the transaction, Victoria was the owner of 55% of Anhui Hao Dun Brewery Company, Ltd. ("Hao Dun"). The transaction resulted in a debenture in the face amount of US$21,000,000, which shall be for a term of five
(5) years bearing an interest rate of eight percent (8%) per annum. At the Company's option, the debenture may be converted into shares of the Company's common stock at a conversion price of five dollars ($5.00) per share.

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

         Through a reverse merger recapitalization by which the Company acquired 100% of Victoria Beverage Company, Ltd., for 4,200,000 shares of the Company's common stock, resulted in the Company owning 55% of Anhui Hao Dun Brewery Co., Ltd. As opposed to the second quarter ending 1998, when the Company had no liquid assets, as a result of the aforementioned acquisition, the Company's total assets ending June 30, 1999 were valued at $19,053,025 of which, as set forth on page F-2 of the Financials, attached hereto. Total "Current Assets" are $6,888,557. The "Fixed Assets" ($8,892,693) include a complex of buildings and equipment for making beer. The "construction in progress"as listed under "Other Assets" refers to a nitrogen separating machine being developed in conjunction with the brewing processes. The Company employs 531 employees at its brewery at a complex of approximately 14 buildings of various dimensions and square footage, situated at: #28 Juichang Rd., Luan, Anhui province, People's Republic of China.

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

         As evidenced by the attached financial data, the Company has continued to experience steady growth during the second quarter ending June 30, 1999.

Year 2000 Compliance

         The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded approximately 25% of its existing system with hardware and software that purports to be Year 2000 compliant.

         The majority of the Company's other software and hardware is not believed to be Year 2000 compliant. However, the Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company is expected to be fully compliant by September 30, 1999. The cost associated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case.

         The Company currently has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if the Company's clients are not Year 2000 compliant the Company does not anticipate that such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Forward Looking Statements

         The forward looking statements contained in this Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements.

-------------------------------------------------
ITEM  3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER
-------------------------------------------------

         On July 14, 1999, the Securities and Exchange Commission ("SEC") in the United States District Court, Southern District of Florida, Civil Action No. 99-1968-CIV-GOLD, filed a Complaint for Injunctive and Other Equitable Relief, as well as a Temporary Restraining Order against, et al, the Company and James
C. Tilton ("Tilton") individually who is the Company's chief executive officer. On April 15, 1999, the Company entered into a Consulting Agreement with The Globus Group, Inc. ("Globus"), a Nevada corporation, whereby Globus was to act as a "...marketing consultant/promoter..." of the Company. The complaint alleges that the Company, knowing ly or unknowingly disseminated material to the public based on Globus' false representations to the Company. The complaint further alleges that when informed that Globus was engaging in this and other improper activities that might result in creating false impressions with the public, Tilton did not take appropriate corrective action quickly enough.

         As soon as the Company became aware of the SEC's complaint, the Company took immediate steps to investigate the allegations against Globus. After numerous attempts to contact Globus, without success, the Company's Officers and Board of Directors felt it was in the Company's best interest to formally terminated the aforementioned Consulting Agreement with Globus.

-------------------------------
ITEM  4.  RESULTS OF OPERATIONS
-------------------------------

         The Company's "Total Liabilities and Stockholder's Equity" for quarter ending June 30,1999 was, $19,053,025. The "Consolidated Statement of Operations"set forth on Page__ of the attached Financial Statements, indicates that the Net Sales increased in the three month period from the end of the first quarter, March 31, 1999, to the second quarter ending June 30,1999 by $2,137,621. The Gross Margin increased the second quarter a significant $499,407. On the "Consolidated Statement of Stockholders Equity" page of the attached Financials under the "Additional Paid-In Capital" column, indicates that the Contribution of capital by shareholders for the second quarter ending June 30, 1999 was $4,492,023. This figure still reflects the debt that was transferred by brewery's joint venture to the brewery's former parent company and now, 45% owner of Anhui. As a result, the "Interest Expense,"as noted on the "Consolidated Statement of Operations" was $80,835 less than at the end of the second quarter of 1998.

----------------------------------------
ITEM 5.  CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------

         During the second quarter ending June 30, 1999, the Company issued 214,203 unregistered shares for $428,857.

Related Party Transactions

         Prior to the merger between Victoria Beverage Company Ltd., ("Victoria") and the Company, International Beverage Development Corporation, a Delaware corporation ("IBDC"), in August 1996, issued to Victoria Beverage Company Ltd. ("Victoria"), a Promissory Note in the amount of $3,000,000. On May 25, 1999, said Note was exchanged, and thereafter cancelled, in return for 12,000,000 common shares of Gourmet's Choice Coffee Co., Inc. ("Gourmet"). (Exhibit10.1)

         In May 1996, prior to its merger with the Company in December 1998, said event being addressed in detail in the Company's 1998 10-KSB, Victoria issued a Promissory Note in favor of Southeast Asia Industries Development Ltd., a Bahamian corporation ("SAID"), in the amount of $2,000,000. On May 25, 1999, said Note was exchanged, and thereafter cancelled, in return for 6,000,000 common shares of Gourmet.
(Exhibit 10.2)

         IBDC is a privately held Delaware corporation whose president and sole shareholder is James A. Tilton;
         SAID is a privately held Bahamian corporation which no affiliation with IBDC, Victoria, James A. Tilton or, the Company;
         Since December 1998, Victoria has been a wholly-owned subsidiary of the Companys';
         Gourmet is a Nevada corporation that presently trades on the Over The Counter Bulletin Board("GMCH"), of which James A. Tilton is an officer, director and majority shareholder.

         Due to the related party transactions involved, the Company's auditors have determined that the aforementioned transaction regarding 6,000,000 shares of Gourmet's common stock owned by Victoria should have a zero dollar value which represents the predecessor's costs.

                                     PART II
--------------------------
ITEM 6.  LEGAL PROCEEDINGS
--------------------------

         During the second quarter of 1999, the following material developments occurred regarding the Company's legal proceedings:

         Oasis International Hotel & Casino, Inc. v. China Food and Beverage Company - Suit was filed in the Supreme Court of the State of New York, Case Number 114222/99 on June 14, 1999. In April 1996, the Company received a cash advance in the amount of $160,000 from Pienne Chow ("Chow"). On or about October 8, 1997, the Company executed a Promissory Note in favor of Chow for the aforementioned $160,000 together with interest. On or about December 3, 1998, Chow assigned her right, title and interest in said Note to and Oasis and Oasis sued the Company on the same. The Company hopes to negotiate a settlement with Oasis in the near future.

         Securities and Exchange Commission v. China Food & Beverage, James C. Tilton, et al. - Suit for Injunctive and Other Equitable Relief as well as a Temporary Restraining Order, was filed in United States District Court for the District of Southern Florida, Civil Action No. 99-1968-CIV-GOLD. The context of this action has been addressed above herein in Item 3., "Events Subsequent to the Second Quarter."

------------------------------------------
ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16 day of August,1999.



         CHINA FOOD AND BEVERAGE

         /s/ James Tilton
         ---------------------------
             James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                Title                                  Date
---------                -----                                  ----



/s/James Tilton          Chief Executive Officer,               August 16, 1999
---------------          President, Treasurer and Director
James Tilton



/s/Stanley Merdinger     Director                               August 16, 1999
----------------
Stanley Merdinger



                         Director                               August __, 1999
-----------------
Kitty Chow
                                        7

Signature                Title                                  Date
---------                -----                                  ----



/s/ Jane Zheng           Secretary and Director                 August 16, 1999
-----------------
Jane Zheng



                         Director                               August __, 1999
------------------
Li, Lin Hu



EXHIBIT NUMBER                           DESCRIPTION

                                          10.1 Joint Exchange  Agreement between
                                          International   Beverage   Development
                                          Corporation   and  Victoria   Beverage
                                          Company, Ltd., exchanging, and thereby
                                          cancelling, a Promissory Note in favor
                                          Victoria  in the amount of  $3,000,000
                                          in exchange for  12,000,000  shares of
                                          common  stock  in   Gourmet's   Choice
                                          Coffee Co., Inc., a publically  traded
                                          company on the OTCBB.

                                          10.2 Joint Exchange  Agreement between
                                          Southeast  Asia  Industries,  Ltd. and
                                          Victoria   Beverage   Company,   Ltd.,
                                          exchanging,  and thereby cancelling, a
                                          Promissory  Note  in  favor  Southeast
                                          Asia  Industries,  Ltd., in the amount
                                          of    $2,000,000   in   exchange   for
                                          6,000,000  shares of  common  stock in
                                          Gourmet's  Choice Coffee Co.,  Inc., a
                                          publically   traded   company  on  the
                                          OTCBB.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 1999 and December 31, 1998

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                   June 30,         December 31,
                                                    1999               1998
                                                ------------       ------------
                                                 (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent                     $    940,689       $    425,681
   Accounts receivable (net)                       2,512,175          1,552,549
   Note receivable - related parties                 897,964            102,680
   Inventory                                       1,185,754          1,438,968
   Other receivables                               1,351,975             40,129
                                                ------------       ------------

     Total Current Assets                          6,888,557          3,560,007
                                                ------------       ------------

PROPERTY AND FIXED ASSETS

   Buildings                                       3,339,090          3,339,090
   Machinery and equipment                         8,130,731          8,126,686
   Land                                              277,817            277,817
   Accumulated depreciation                       (2,854,945)        (2,390,842)
                                                ------------       ------------

     Total Fixed Assets                            8,892,693          9,352,751
                                                ------------       ------------

OTHER ASSETS

   Construction in progress                          515,967            227,810
   Deferred and prepaid expenses                   2,540,808          2,643,296
   Deposit                                           215,000            215,000
                                                ------------       ------------

     Total Other Assets                            3,271,775          3,086,106
                                                ------------       ------------

     TOTAL ASSETS                               $ 19,053,025       $ 15,998,864
                                                ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            June 30,       December 31,
                                                              1999             1998
                                                          ------------     ------------
                                                           (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                       $  1,400,459     $    986,222
   Related party payable                                       105,110          148,226
   Accrued expenses                                          1,370,826        1,311,044
   Taxes payable                                             3,136,335        5,291,836
   Customer prepayments                                        185,661          425,152
   Notes payable                                             5,106,935        4,490,098
                                                          ------------     ------------

     Total Current Liabilities                              11,305,326       12,652,578
                                                          ------------     ------------

LONG-TERM LIABILITIES

   Other liabilities                                           199,958          163,227
                                                          ------------     ------------

     Total Long-Term Liabilities                               199,958          163,227
                                                          ------------     ------------

     Total Liabilities                                      11,505,284       12,815,805
                                                          ------------     ------------

MINORITY INTEREST                                            1,795,161        1,570,730
                                                          ------------     ------------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of
    $0.001 par value,  5,471,967 and 5,257,764 shares
    issued and 5,464,289 and 5,250,086 shares
    outstanding, respectively                                    5,472            5,258
   Additional paid-in capital                                4,492,023          329,649
   Stock subscription receivable                                  --            (23,083)
   Other comprehensive income                                   22,098            7,692
   Retained earnings                                         1,232,987        1,292,813
                                                          ------------     ------------

     Total Stockholders' Equity                              5,752,580        1,612,329
                                                          ------------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 19,053,025     $ 15,998,864
                                                          ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the                           For the
                                             Six Months Ended                Three Months Ended
                                                 June 30,                          June 30,
                                       ----------------------------      ----------------------------
                                           1999             1998             1999             1998
                                       -----------      -----------      -----------      -----------
NET SALES                              $ 5,653,389      $ 7,822,545      $ 3,895,505      $ 6,481,565

COST OF SALES                            3,240,837        5,666,127        2,442,038        4,776,607
                                       -----------      -----------      -----------      -----------

GROSS MARGIN                             2,412,552        2,156,418        1,453,467        1,704,958
                                       -----------      -----------      -----------      -----------
COSTS AND EXPENSES

   Selling expenses                        138,999          143,261           83,656           83,975
   General and administrative              777,700          448,085          209,942          215,853
                                       -----------      -----------      -----------      -----------

     Total Costs and Expenses              916,699          591,346          293,598          299,828
                                       -----------      -----------      -----------      -----------

INCOME BEFORE OTHER EXPENSE              1,495,853        1,565,072        1,159,869        1,405,130
                                       -----------      -----------      -----------      -----------

OTHER EXPENSE

   Interest expense                        136,762          340,549           80,835          219,695
                                       -----------      -----------      -----------      -----------

     Total Other Expense                   136,762          340,549           80,835          219,695
                                       -----------      -----------      -----------      -----------

INCOME BEFORE TAX                        1,359,091        1,224,523        1,079,034        1,185,435

INCOME TAX EXPENSE                       1,194,486        1,261,909          841,757        1,010,121
                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE MINORITY
 INTEREST                                  164,605          (37,386)         237,277          175,314

MINORITY INTEREST                         (224,431)            --           (182,555)            --
                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS)                          (59,826)         (37,386)          54,722          175,314

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment          14,406            1,543               50              256
                                       -----------      -----------      -----------      -----------

     Total Other Comprehensive
      Income (Loss)                         14,406            1,543               50              256
                                       -----------      -----------      -----------      -----------

NET COMPREHENSIVE INCOME (LOSS)        $   (45,420)     $   (35,843)     $    54,772      $   175,570
                                       ===========      ===========      ===========      ===========

BASIC INCOME LOSS PER SHARE            $     (0.01)     $     (0.00)     $      0.01      $      0.05
                                       ===========      ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                           Common Stock             Additional         Stock            Other
                                  ----------------------------        Paid-In       Subscription    Comprehensive      Retained
                                     Shares           Amount          Capital        Receivable         Income         Earnings
                                  -----------      -----------      -----------     -----------      -----------     -----------
Balance, December 31, 1997          4,200,000      $     4,200      $ 1,300,497     $      --        $     4,114     $   872,987

Common stock issued for
 the acquisition of Victoria           37,346               37      (1,991, 612)           --               --              --

Common stock issued for
 cash at $54.11 per share               9,902               10          535,875            --               --              --

Common stock issued for
 debt conversion at $62.24
 per share                                241             --             15,000            --               --              --

Common stock issued for
 services rendered at $0.46
 per share                          1,016,942            1,017          469,883         (23,083)            --              --

Cancellation of common
 stock                                 (6,667)              (6)               6            --               --              --

Currency translation
 adjustment                              --               --               --              --              3,578            --

Net income for the year ended
 December 31, 1998                       --               --               --              --               --           419,826
                                  -----------      -----------      -----------     -----------      -----------     -----------

Balance, December 31, 1998          5,257,764            5,258          329,649         (23,083)           7,692       1,292,813

Common stock issued for
 services at $2.16 per share
 (unaudited)                            4,203                4            9,067            --               --              --

Common stock issued for
 cash at $2.00 per share
 (unaudited)                          210,000              210          419,790            --               --              --

Contribution of capital by
 shareholder (unaudited)                 --               --          3,733,517            --               --              --

Receipt of stock subscription
 (unaudited)                             --               --               --            23,083             --              --

Currency translation
 adjustment (unaudited)                  --               --               --              --             14,406            --

Net loss for the six months
 ended June 30, 1999
 (unaudited)                             --               --               --              --               --           (59,826)
                                  -----------      -----------      -----------     -----------      -----------     -----------

Balance, June 30, 1999
 (unaudited)                      $ 5,471,967      $     5,472      $ 4,492,023     $      --        $    22,098     $ 1,232,987
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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the                          For the
                                                               Six Months Ended                 Three Months Ended
                                                                   June 30,                          June 30,
                                                         --------------------------------------------------------------
                                                             1999             1998             1999             1998
                                                         -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $   (59,826)     $   (37,386)     $    54,722      $   175,314
   Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
     Depreciation and amortization                           464,103          455,504          220,405          228,904
     Common stock issued for services                          9,071             --              3,071             --
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable             (959,626)       1,255,354         (322,837)         491,709
     (Increase) decrease in note receivable                 (795,284)        (685,849)        (410,788)        (507,788)
     (Increase) decrease in other receivables             (1,311,846)         (65,357)        (923,224)        (346,744)
     (Increase) decrease in inventory                        253,214           85,775          671,913          534,915
     (Increase) decrease in deferred and
       prepaid assets                                        380,305          956,705          306,712          956,798
     (Increase) decrease in construction in progress        (288,157)          80,820         (260,966)         (77,387)
     Increase (decrease) in accounts payable and
      accrued expenses                                       490,717         (506,875)         276,082          643,136
     Increase (decrease) in customer prepayments            (239,491)            --               --            397,791
     Increase in taxes payable                               558,801          499,014          558,801          375,660
     Increase in minority interest                           224,433             --            182,555             --
                                                         -----------      -----------      -----------      -----------

       Net Cash Provided (used) by
        Operating Activities                              (1,273,586)       2,037,705          356,446        2,872,308
                                                         -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                 (281,864)      (1,056,004)        (277,817)        (926,722)
                                                         -----------      -----------      -----------      -----------

       Net Cash (Used) by Investing activities              (281,864)      (1,056,004)        (277,817)        (926,722)
                                                         -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                              420,000             --            170,000             --
   Proceeds from notes payable                             4,636,390        2,585,687        2,479,933          900,257
   Payments on notes payable                              (2,985,932)      (3,527,415)      (2,613,655)      (2,900,140)
                                                         -----------      -----------      -----------      -----------

       Net Cash Provided (Used) by
        Financing Activities                               2,070,458         (941,728)          36,278       (1,999,883)
                                                         -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                              515,008           39,973          114,907          (54,297)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                   425,681          243,108          825,782          337,378
                                                         -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                               $   940,689      $   283,081      $   940,689      $   283,081
                                                         ===========      ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                       For the                       For the
                                                   Six Months Ended             Three Months Ended
                                                       June 30,                      June 30,
                                              -------------------------------------------------------
                                                 1999           1998           1999           1998
                                              ----------     ----------     ----------     ----------

SUPPLEMENTAL SCHEDULE OF
 CASH FLOW ACTIVITY

Cash Paid For:
   Interest                                   $  136,762     $  340,549     $   80,835     $  169,820
   Income taxes                               $     --       $     --       $     --       $     --


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Contribution of capital by shareholder     $3,733,517     $     --       $     --       $     --





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                  Note to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.