Form 10QSB
period 1999-09-30
CHINA FOOD & BEVERAGE CO
filed 1999-11-18
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to
         -------------     ---------------

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


                82-66 Austin Street, Kew Gardens, New York 11415
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                    (212) 398-7833
                         -----------------------------------------------
                        (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X         No
                                          ---           ---

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of September 30, 1999 was 5,500,817.


                                TABLE OF CONTENTS

                                     PART 1
                                                                               Page

ITEM 1.  FINANCIAL STATEMENTS                                                 3 - 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             11

ITEM 3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER                               13

ITEM 4.  RESULTS OF OPERATIONS                                                 13

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      14

         SIGNATURES                                                            14


                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 1999 and December 31, 1998

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                   December 31,    September 30,
                                                     1999              1998
                                                 ------------      ------------
                                                   (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent                      $    839,407      $    425,681
   Accounts receivable (net)                        1,934,519         1,552,549
   Note receivable - related parties                1,004,298           102,680
   Inventory                                        1,768,808         1,438,968


   Other receivables                                   91,965            40,129
                                                 ------------      ------------

     Total Current Assets                           5,638,997         3,560,007
                                                 ------------      ------------

PROPERTY AND FIXED ASSETS

   Buildings                                        3,339,090         3,339,090
   Machinery and equipment                          9,304,035         8,126,686
   Land                                               277,817           277,817
   Accumulated depreciation                        (3,095,557)       (2,390,842)

     Total Fixed Assets                             9,825,385         9,352,751
                                                 ------------      ------------

OTHER ASSETS

   Construction in progress                           273,040           227,810
   Deferred and prepaid expenses                    2,749,343         2,643,296
   Deposit                                            215,000           215,000
                                                 ------------      ------------

     Total Other Assets                             3,237,383         3,086,106
                                                 ------------      ------------

     TOTAL ASSETS                                $ 18,701,765      $ 15,998,864
                                                 ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                      September 30,  December 31,
                                                                          1999          1998
                                                                     ------------   ------------
                                                                      (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                  $  1,648,701   $    986,222
   Related party payable                                                  105,110        148,226
   Accrued expenses                                                     1,006,985      1,311,044
   Taxes payable                                                        2,814,510      5,291,836
   Customer prepayments                                                   185,661        425,152
   Notes payable                                                        2,552,236      4,490,098
                                                                     ------------   ------------

     Total Current Liabilities                                          8,313,203     12,652,578
                                                                     ------------   ------------

LONG-TERM LIABILITIES

   Other liabilities                                                    2,299,494        163,227
                                                                     ------------   ------------

     Total Long-Term Liabilities                                        2,299,494        163,227
                                                                     ------------   ------------

     Total Liabilities                                                 10,612,697     12,815,805
                                                                     ------------   ------------

MINORITY INTEREST                                                       2,046,025      1,570,730
                                                                     ------------   ------------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of
    $0.001 par value, 500,817 and and 5,257,764 shares
    issued and 5,493,139 and 5,250,086 shares
    outstanding, respectively                                               5,501          5,258
   Additional paid-in capital                                           4,549,694        329,649
   Stock subscription receivable                                             --          (23,083)
   Other comprehensive income                                              22,037          7,692
   Retained earnings                                                    1,465,811      1,292,813
                                                                     ------------   ------------

     Total Stockholders' Equity                                         6,043,043      1,612,329
                                                                     ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 18,701,765   $ 15,998,864
                                                                     ============   ============

            The accompanying notes are an integral part of these
                       consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                 For the                           For the
                                             Nine Months Ended               Three Months Ended
                                              September 30,                     September 30,
                                     ----------------------------    ----------------------------
                                          1999              1998           1999           1998
                                     ------------    ------------    ------------    ------------

NET SALES                            $ 13,100,164    $ 13,020,435    $  7,446,775    $  5,197,890

COST OF SALES                           8,520,737       9,067,384       5,279,900       3,401,257
                                     ------------    ------------    ------------    ------------

GROSS MARGIN                            4,579,427       3,953,051       2,166,875       1,796,633
                                     ------------    ------------    ------------    ------------

COSTS AND EXPENSES

   Selling expenses                       235,970         239,134          96,971          95,873
   General and administrative           1,363,643         754,978         585,943         306,893
                                     ------------    ------------    ------------    ------------

     Total Costs and Expenses           1,599,613         994,112         682,914         402,766
                                     ------------    ------------    ------------    ------------

INCOME BEFORE OTHER EXPENSE             2,979,814       2,958,939       1,483,961       1,393,867
                                     ------------    ------------    ------------    ------------

OTHER EXPENSE

   Interest expense                       321,558         461,447         184,796         120,898
                                     ------------    ------------    ------------    ------------

     Total Other Expense                  321,558         461,447         184,796         120,898
                                     ------------    ------------    ------------    ------------

INCOME BEFORE TAX                       2,658,256       2,497,492       1,299,165       1,272,969

INCOME TAX EXPENSE                      2,009,962       2,108,385         815,476         846,476
                                     ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY
 INTEREST                                 648,294         389,107         483,689         426,493

MINORITY INTEREST                        (475,296)       (175,112)       (250,865)       (175,112)
                                     ------------    ------------    ------------    ------------

NET INCOME                                172,998         213,995         232,824         251,381

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment         14,345           1,692             (61)            149
                                     ------------    ------------    ------------    ------------

     Total Other Comprehensive
      Income                               14,345           1,692             (61)            149
                                     ------------    ------------    ------------    ------------

NET COMPREHENSIVE INCOME             $    187,343    $    215,687    $    232,763    $    251,530
                                     ============    ============    ============    ============

BASIC INCOME PER SHARE               $       0.04    $       0.04    $       0.04    $       0.04
                                     ============    ============    ============    ============

FULLY DILUTED INCOME PER SHARE       $       0.04    $       0.04    $      0.04     $       0.04
                                     ============    ============    ============    ============


            The accompanying notes are an integral part of these
                       consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity




                                                              Additional    Stock           Other
                                        Common Stock            Paid-In   Subscription  Comprehensive  Retained
                                   Shares          Amount       Capital   Receivable        Income      Earnings
                                   ------          ------       -------   ----------        ------      --------
Balance, December 31, 1997        4,200,000    $    4,200    $1,300,497   $     --      $    4,114   $  872,987


Common stock issued for
 the acquisition of Victoria         37,346            37    (1,991, 612)       --            --           --

Common stock issued for
 cash at $54.11 per share             9,902            10       535,875         --            --           --


Common stock issued for
 debt conversion at $62.24
 per share                              241          --          15,000         --            --           --


Common stock issued for
 services rendered at $0.46
 per share                        1,016,942         1,017       469,883      (23,083)         --           --


Cancellation of common
 stock                               (6,667)           (6)            6         --            --           --


Currency translation
 adjustment                            --            --            --           --            --          3,578


Net income for the year ended
 December 31, 1998                     --            --            --           --            --        419,826
                                 ----------    ----------    ----------   ----------    ----------   ----------


Balance, December 31, 1998        5,257,764         5,258       329,649      (23,083)        7,692    1,292,813


Common stock issued for
 services at $2.16 per share
 (unaudited)                          4,203             4         9,067         --            --           --


Common stock issued for
 cash at $2.00 per share
 (unaudited)                        230,000           230       459,770         --            --           --


Contribution of capital by
 shareholder (unaudited)               --            --       3,733,517         --            --           --


Common stock issued for debt
conversion at $2.00 per share
 (unaudited)                          8,850             9        17,691         --            --
                                                                                                     ----------

Receipt of stock subscription
 (unaudited)                           --            --            --         23,083          --           --


Currency translation
 adjustment (unaudited)                --            --            --           --            --         14,345


Net Income for the nine months
 ended September 30, 1999
 (unaudited)                           --            --            --           --            --        172,998
                                 ----------    ----------    ----------   ----------    ----------   ----------


Balance, September 30, 1999
 (unaudited)                      5,500,817    $    5,501    $4,549,694   $     --      $   22,037   $1,465,811

                                  =========    ==========    ==========   ==========    ==========   ==========



            The accompanying notes are an integral part of these
                       consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                         For the                      For the
                                                                    Nine Months Ended           Three Months Ended
                                                                       September 30,               September 30,
                                                             --------------------------        ----------------------
                                                                  1999          1998          1999           1998
                                                             -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                         $   172,998    $   213,995    $   232,824    $   251,381
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation and amortization                               704,715        687,252        240,612        231,748
     Common stock issued for services                              9,071           --             --             --
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                 (381,970)       927,597        577,656       (327,757)
     (Increase) decrease in note receivable                     (901,618)      (656,379)      (106,334)        29,470
     (Increase) decrease in other receivables                    (51,836)       116,830      1,260,010        182,187
     (Increase) decrease in inventory                           (329,840)      (752,376)      (583,054)      (838,151)
     (Increase) decrease in deferred and
       prepaid assets                                            171,770        797,250       (208,535)      (159,455)
     (Increase) decrease in construction in progress             (45,230)        42,837        242,927        (37,983)
     Increase (decrease) in accounts payable and
      accrued expenses                                           418,234        (30,315)       (72,483)       476,560
     Increase (decrease) in customer prepayments                (239,491)          --             --             --
   Increase in taxes payable                                     236,976      1,230,440       (321,825)       731,426
     Increase in minority interest                               475,297           --          250,864           --
     Increase (decrease) in accounts payable -
      related parties                                            (43,116           --          (43,116)          --
                                                             -----------    -----------    -----------    -----------

       Net Cash Provided (used) by
        Operating Activities                                     195,960      2,577,131      1,469,546        539,426
                                                             -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                   (1,455,168)    (1,178,117)    (1,173,304)      (122,113)
                                                             -----------    -----------    -----------    -----------

       Net Cash (Used) by Investing activities                (1,455,168)    (1,178,117)    (1,173,304)      (122,113)
                                                             -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                  460,000           --           40,000           --
   Proceeds from notes payable                                 6,735,926      4,128,487      2,099,536      1,542,800
   Payments on notes payable                                  (5,522,992)    (5,357,188)    (2,537,060)    (1,829,773)
                                                             -----------    -----------    -----------    -----------

       Net Cash Provided (Used) by
        Financing Activities                                   1,672,934     (1,228,701)      (397,524)      (286,973)
                                                             -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  413,726        170,313       (101,282)       130,340

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                       425,681        243,108        940,689        283,081
                                                             -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                   $   839,407    $   413,421    $   839,407    $   413,421
                                                             ===========    ===========    ===========    ===========

             The accompanying notes are an integral part of these
                       consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                       For the               For the
                                                 Nine Months Ended       Three Months Ended
                                                    September 30,            September 30,
                                            -----------------------  -----------------------------
                                              1999         1998         1999           1998
                                            ----------   ----------  -----------   ---------------
SUPPLEMENTAL SCHEDULE OF
 CASH FLOW ACTIVITY

Cash Paid For:
   Interest                                 $  217,597   $  524,390   $   80,835   $  183,841
   Income taxes                             $     --     $     --     $     --     $     --


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Contribution of capital by shareholder   $3,733,517   $     --     $     --     $     --

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                  Note to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

PART I

------------------------------
ITEM  1.  FINANCIAL STATEMENTS
------------------------------

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,1999. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30,1999, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F- __through F-__ and are incorporated herein by this reference.

------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

         Though this information is set forth in the Company's 10K-SB, year ending December 31, 1998, and in the Company's 10Q-SBs for quarters ending March 31, 1999 and June 30, 1999, the significance of these transactions regarding the Company's acquisitions of a majority interest bears repeating in this filing: On April 27, 1998, the Company and Calder Investments, Ltd. and Li, Lin Hu, as "Sellers,"and Company as "Purchaser," entered into an agreement whereby the Company would purchase 100% of the stock of Victoria Beverage Company, Ltd. ("Victoria"). At the time of the transaction, Victoria was the owner of 55% of Anhui Hao Dun Brewery Company, Ltd. ("Hao Dun"). The transaction resulted in a debenture in the face amount of US$21,000,000, which shall be for a term of five
(5) years bearing an interest rate of eight percent (8%) per annum. At the Company's option, the debenture may be converted into shares of the Company's common stock at a conversion price of five dollars ($5.00) per share.

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

         As opposed to the third quarter ending 1998, when the Company had no liquid assets, as a result of the aforementioned acquisition, the Company's total assets ending September 30, 1999 were valued at $18,701,765 of which, as set forth on page ___ of the Financials, attached hereto. Total "Current Assets" are $5,638,997. The "Fixed Assets" ($9,825,385) include a complex of buildings and equipment for making beer. The "construction in progress"as listed under "Other Assets" refers to a nitrogen separating machine being developed in conjunction with the brewing processes. The Company employs approximately 530 employees at its brewery at a complex of approximately 14 buildings of various dimensions and square footage, situated at: #28 Juichang Rd., Luan, Anhui province, People's Republic of China.

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

         As evidenced by the attached financial data, the Company has continued to experience steady growth during the third quarter ending September 30, 1999, albeit the pace slowed somewhat from the previous quarter. The reasons for slower pace of sales may be the result of several scenarios including market saturation and increase in cost of living in the People's Republic of China.

Year 2000 Compliance

         The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded approximately 50% of its existing system with hardware and software that purports to be Year 2000 compliant.

         The majority of the Company's other software and hardware is not believed to be Year 2000 compliant. However, the Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company is not certain if it will be fully compliant by December 31, 1999. The cost associated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case.

         At this date, the Company still has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if the Company's clients are not Year 2000 compliant the Company does not anticipate that such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Forward Looking Statements

         The forward looking statements contained in this Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements.

----------------------------------------------
ITEM 3. EVENTS SUBSEQUENT TO THE THIRD QUARTER
----------------------------------------------

No material events have taken place subsequent to the end of the third quarter.

-------------------------------
ITEM  4.  RESULTS OF OPERATIONS
-------------------------------

         The Company's "Total Liabilities and Stockholder's Equity" for quarter ending September 30,1999 was, $18,701,765. The "Consolidated Statement of Operations"set forth on Page__ of the attached Financial Statements, indicates that the Net Sales increased in the three month period from the end of the second quarter, June 30, 1999, to the third quarter ending September 30,1999 by $2248,865. The Gross Margin increased in the third quarter by $370,242. On the "Consolidated Statement of Stockholders Equity" page of the attached Financials under the "Additional Paid-In Capital" column, indicates that the Contribution of capital by shareholders for the third quarter ending September 30, 1999 was $3,733,517. The net income for the nine months ended September 30, 1999 was $172,998 as opposed to $213,995 for the same period ended September 30, 1998. The Net Cash provided by Operating Activities was $195,960 for the nine months ended September 30, 1999. That figure was $2,577,131 for that time period ended September 30, 1998. The Net Cash (Used) by Investing Activities increase from $1,178,117 for the period ended September 30, 1998 to $1,455,168 for the third quarter ended September 30, 1999. The Net Cash Provided by Financing Activities was $1,672,934 for this nine month period ended September 30, 1999 as opposed to a negative $1,228,701 for the same nine month period ended September 30, 1998. The Net Increase in Cash was $413,726, a $243,413 difference from the same nine month period ended September 30, 1998. The Cash and Cash Equivalents at the End of the Period was $839,407 as opposed to $413,421 in September 30, 1998, an increase of $425, 986.

------------------------------------------
ITEM 5.  CAPITAL RESOURCES AND LIQUIDITY
------------------------------------------

         During the third quarter ending September 30, 1999, the Company issued 28,850 unregistered shares for $459,770. In 1998 Kitty Chow paid $17,700 of the Company's expenses. During this third quarter just ended, the Company issued Kitty Chow 8,850 shares as re-payment.


                                     PART II
------------------------------
ITEM 6.  LEGAL PROCEEDINGS
------------------------------

         The following material developments are presently pending regarding the Company's legal proceedings:

         Oasis International Hotel & Casino, Inc. v. China Food and Beverage Company - Suit was filed in the Supreme Court of the State of New York, Case Number 114222/99 on June 14, 1999. In April 1996, the Company received a cash advance in the amount of $160,000 from Pienne Chow ("Chow"). On or about October 8, 1997, the Company executed a Promissory Note in favor of Chow for the aforementioned $160,000 together with interest. On or about December 3, 1998, Chow assigned her right, title and interest in said Note to Oasis International Hotel & Casino, Inc. ("Oasis") and Oasis sued the Company on the same. The Company is still in settlement negotiations with Oasis.

         Securities and Exchange Commission v. China Food & Beverage, James C. Tilton, et al. - On July 14, 1999, the Securities and Exchange Commission ("SEC") in the United States District Court, Southern District of Florida, Civil Action No. 99-1968-CIV-GOLD, filed a Complaint for Injunctive and Other
Equitable Relief, as well as a Temporary Restraining Order against, et al, the Company and James C. Tilton ("Tilton") individually who is the Company's chief executive officer. On April 15, 1999, the Company entered into a Consulting Agreement with The Globus Group, Inc. ("Globus"), a Nevada corporation, whereby Globus was to ac8t as a "...marketing consultant/promoter..." of the Company. The complaint alleges that the Company, knowing ly or unknowingly disseminated material to the public based on Globus' false representations to the Company. The complaint further alleges that when informed that Globus was engaging in this and other improper activities that might result in creating false impressions with the public, Tilton did not take appropriate corrective action quickly enough.

         As soon as the Company became aware of the SEC's complaint, the Company took immediate steps to investigate the allegations against Globus. After numerous attempts to contact Globus, without success, the Company's Officers and Board of Directors felt it was in the Company's best interest to formally terminated the aforementioned Consulting Agreement with Globus.

         Negotiations   regarding   a   settlement   between   the  Company  and
representatives from the SEC are pending.

------------------------------------------
ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) There are no exhibits that are required to be attached by Item 601 of Regulation S-B

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this __ day of November,1999.


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


Signature               Title                               Date
---------               -----                               ----

/s/James Tilton         Chief Executive Officer,            November 17, 1999
---------------         President,Treasurer and Director
James Tilton


/s/Stanley Merdinger    Director                            November 17, 1999
----------------
Stanley Merdinger


/s/Jane Zheng           Secretary and Director              November 17, 1999
-----------------
Jane Zheng
                                       14