Form 10KSB
period 1999-12-31
CHINA FOOD & BEVERAGE CO
filed 2000-04-14
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1999

                         Commission file number: 0-11734

                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           NEVADA                                       87-0548148
           ------                                       ----------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

             8 West 38th Street, 9th floor, New York, New York 10018
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 398-7833
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

                                         Name of Each Stock Exchange on Which
                                         ------------------------------------
            Title of Each Class                      Registered
            -------------------                      ----------
 Common Stock, Par Value $0.001 Per Share                None

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1999, was approximately $2,749,164.

         The number of shares of Registrant's Common Stock outstanding on December 31,1999,was 5,546,505.

         The Registrant's total revenues for the year ended December 31, 1999, were $15,122,886.

                    Total of Sequentially Numbered Pages: 27

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS..........................................3

ITEM 2.      DESCRIPTION OF PROPERTY..........................................5

ITEM 3.      LEGAL PROCEEDINGS................................................5

ITEM 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS....................................5

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS.............................................5

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.......................................................6

ITEM 7.      FINANCIAL STATEMENTS.............................................8

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS......................................................9

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS;  COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT................................9

ITEM 10.     EXECUTIVE COMPENSATION...........................................9

ITEM 11.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS..........................10

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.....................................................10

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.................................10

SIGNATURES....................................................................11

INDEX TO EXHIBITS...............................ATTACHED TO END OF THIS DOCUMENT

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

         China Food & Beverage Company, a Nevada corporation (the "Company" or, "Corporation"), has executive offices at: 8 West 38th Street, 9th floor, New York, New York 10018. The Company was incorporated in Nevada on November 6, 1981 under the name Logos Scientific Inc. Until 1991, the Company sold and distributed medical diagnostic equipment through its Volu-Sol division. The Company sold that division in December 1991. On May 5, 1992, the Company changed its name to Logos International, Inc.

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

         On December 15,1995, the Company also acquired beneficial ownership of 100% of the outstanding shares of Establissements R. Kohl, a French corporation ("Kohl"). Kohl manufactured lighting equipment and heating devices.

          (1)In return for Kohl's shares, the Company issued a total of 19,048 shares of restricted Common Stock to the former owners of Kohl. The Company also paid $1,000,000 in bank drafts and made a $200,000 loan to Kohl. Kohl owned and operated an approximately 100,000 square foot manufacturing plant in Calais, France and the machinery and equipment housed in the plant.

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

         During the 1996 fiscal year, Kohl continued to produce and sell heating and lighting equipment as it had done prior to its acquisition by the Company. Kohl also produced prototypes for its paper collators and patented french fry machine. However, Kohl could not obtain the investment capital necessary to produce and distribute either the collators or the vending machines according to Kohl's business plan. Kohl's revenues were also insufficient to finance the production and distribution of these products. Accordingly, neither the collators nor the vending machines were ever sold by Kohl. The inability to obtain investment capital, paired with capital expenditures Kohl had made in connection with the development of collators and vending machine prototypes, created a working capital deficiency which impaired Kohl's ongoing operations. Kohl became delinquent with several of its trade creditors and in November 1996, Kohl applied for protection under the bankruptcy laws of France. On April 28,1997, the French Tribunal administering the bankruptcy of Kohl sold all of Kohl's assets except the french fry vending machines and inventory and spare parts related thereto, vendor patents and the Company's license. The Company may appeal this sale and is currently investigating its rights under applicable law. For more information on Kohl, see "Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations."

         After the bankruptcy proceedings of Kohl, the Company discontinued its involvement in the manufacture of collators, heaters, lighting equipment and other products designed, manufactured and/or produced by Kohl. The Company was left with few assets, most of which were related to the manufacture of collators.

         On March 15, 1997, the Company entered into an agreement to acquire all of the capital stock of American China Development Corporation, a Bahamian corporation("ACDC"). ACDC owns a 60% interest in a joint venture in the People's Republic of China ("PRC") which operates a beer brewery in the city of Qidong in the Jiangsu province of the PRC. The joint venture's brewery, known as the Nantong Aitesi Beer Company, Ltd., produces and distributes beer in the city of Qidong and to surrounding areas within a 50 mile radius. The Company was to purchase ACDC from Dizon Investments Limited, an investment company organized under the laws of the British Virgin Islands. The Agreement called for the Company to acquire ACDC in exchange for issuing 6,667 restricted shares of Common Stock to Dizon. On November 8, 1998, the Company and Dizon rescinded the Agreement because verifiable financials were never delivered and the 6,667 shares, which were being held in escrow, were returned to the Company

         The Company's development has remained focused in pursuit of acquiring breweries in the People's Republic of China of which progress is set forth in detail in Item 6 - "Management's Discussion and Analysis of Operations of Financial Condition and Results of Operations."

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

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company presently owns a complex of approximately 14 buildings of various dimensions and square footage, situated at: #28 Juichang Rd., Luan, Anhui province, People's Republic of China.

ITEM 3.   LEGAL PROCEEDINGS

         In December 1998, Canton Financial Services Corporation, Salt Lake City, Utah, filed suit against the Company in the Third Judicial District Court, Salt Lake City, Utah, for the amount of $45,253.48 for non-payment of services. The lawsuit settled for $40,500 and dismissed on March 1, 1999.

         Oasis International Hotel & Casino, Inc. v. China Food and Beverage Company - On June 14,1999 suit was filed in the Supreme Court of the State of New York, Case Number 114222/99. In April 1996, the Company received a cash advance in the amount of $160,000 from Pienne Chow ("Chow"). On or about October 8,1997,the Company executed a Promissory Note in favor of Chow for the aforementioned $160,000 together with interest. On or about December 3, 1998, Chow assigned her right, title and interest in said Note to Oasis International Hotel & Casino, Inc. ("Oasis") and Oasis sued the Company on the same. The Company is still in settlement negotiations with Oasis.

         As of the date of this filing, the parties have informally settled their differences and are awaiting a formal order of dismissal from the court.

         Securities and Exchange Commission v. China Food & Beverage, James C. Tilton, et al. - On July 14, 1999, the Securities and Exchange Commission ("SEC") in the United States District Court, Southern District of Florida, Civil Action No. 99-1968-CIV-GOLD, filed a Complaint for Injunctive and Other
Equitable Relief, as well as a Temporary Restraining Order against, et al, the Company and James C. Tilton ("Tilton")individually who is the Company's chief executive officer. On April 15, 1999, the Company entered into a Consulting Agreement with The Globus Group, Inc. ("Globus"), a Nevada corporation, whereby Globus was to act as a "...marketing consultant/promoter..." of the Company. The complaint alleges that the Company, knowingly or unknowingly disseminated material to the public based on Globus' false representations to the Company. The complaint further alleges that when informed that Globus was engaging in this and other improper activities that might result in creating false impressions with the public, Tilton did not take appropriate corrective action quickly enough.

         As soon as the Company became aware of the SEC's complaint, the Company took immediate steps to investigate the allegations against Globus. After numerous attempts to contact Globus, without success, the Company's Officers and Board of Directors felt it was in the Company's best interest to formally terminated the aforementioned Consulting Agreement with Globus.

         An offer was made by the Company and accepted by the SEC which when memorialized will have the Company the subject to a limited Consent Decree.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the 1999 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1998 and 1999. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

                  QUARTER                  HIGH              LOW
                  -------                  ----              ---
Quarter Ending December 31, 1999           $2.25             $1.94

Quarter Ending September 30, 1999          $2.63             $2.38

Quarter Ended June 30, 1999                $3.50             $3.50

Quarter Ended March 31, 1999               $4.75             $4.75

Quarter Ended December 31, 1998            $5.00             $5.00

Quarter Ended September 30, 1998           $0.07             $0.07

Quarter Ended June 30, 1998                $0.56             $0.56

Quarter Ended March 31, 1998               $0.66             $0.65

Shareholders

         There were approximately 1549 record holders of Common Stock as of December 31, 1999, holding a total of 5,546,505 outstanding shares of Common Stock.

Reverse Split

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's analysis of its financial condition and results of its operations was addressed in the Company's 10-KSB, filed, on or about, April 14,1998. Several significant events have occurred since that filing to date that are set forth below, and may be considered material changes affecting the Company's position.

         On October 7, 1997, the Company executed a $160,000 promissory note to settle any and all potential claims against the Company stemming from an April 1996 overseas offering of the Company's Common Stock which had since been rescinded. The promissory note bears interest a rate of 19.5% and matures October 19, 1998. The Company issued 7,677 pre-December 21,1998,1 to 100 reverse split shares of Common Stock to an escrow agent to secure payment of principal and interest due on the note. The 7,677 shares are listed as issued but not outstanding. In the event the Company defaults on the note payable, the shares of stock will be used to pay the note. At December 31,1997, the accrued interest was $53,000. The Company canceled the 3,500,000 pre-split or the 116,667 post-spilt shares which were issued in 1996. In anticipation of the December 21, 1998, reverse split and the employee option program adopted on January 8,1999, James Tilton, Jane Zheng relinquished their above-referenced options on December 9, 1998.

         After entering into a Letter of Intent on December 19, 1997, the Company and Victoria Beverage Company Limited("Victoria"), an Isle of Man
corporation, entered into a formal Agreement on January 30, 1998, pursuant to which the Company acquired 100% of Victoria Beverage Company Limited ("Victoria"). Victoria owns a 60% interest in the Sui Ning Beer Factory located in Szechuan Province, Peoples Republic of China. The purchase price was a $15,000,000 debenture issued in favor of the shareholders of Victoria, payable interest only at 6.25% per annum, semi-annually commencing 18 months from the date of the Agreement; and the principal is payable 5 years from such date. The debenture is convertible 18 months from the date of the Agreement at $5.00 per share of the Company's Common Stock. If the debenture is converted into the
Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the future business policy. The Company filed a Form 8-K with respect to this transaction on February 13, 1998. Closing of this transaction was pending upon the submission of verifiable financials from Victoria.

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

         Though the Company and the Sellers rescinded their January 30,1998 Agreement to purchase Victoria, based upon the fact that Victoria had recently acquired a majority interest in the Anhui Haodun Brewery, Ltd. ("Anhui"), a brewery located in the People's Republic of China, the Sellers and the Company entered into an Agreement on April 27, 1998, pursuant to which the Company would purchase from the Sellers, 100% of Victoria's stock in Anhui in return for a debenture in the face amount of US$21,000,000, which shall be for a term of five
(5) years bearing an interest rate of eight percent (8%) per annum. At the Company's option, the debenture may be converted into shares of the Company's common stock at a conversion price of five dollars ($5.00) per share. The Sellers were able to provide the Company with appropriate documentation and accounting verifying that Victoria owned a fifty-five percent (55%)ownership of Anhui. If the debenture is converted into the Company's Common Stock, Victoria's former shareholders would become the Company's largest shareholders and may be capable of influencing the Company's future business policies. The Company filed a Form 8-K with respect to this transaction on May 6, 1998.

         The Company, as Buyers, and Calder Investments, Ltd. and Li Lin Hu, as Sellers, entered into an Agreement on January 30,1998,whereby the Company would purchase 100% of the stock in the Victoria Beverage Company, Ltd. On April 20,1998, the Company rescinded this Agreement because Victoria rescinded their Agreement with the Sui Ning Beer Factory("Sui Ning"), because Victoria was unable to obtain certified financial information from Sui Ning. Since the Company's Agreement with the Sellers was predicated upon Victoria's majority ownership in Sui Ning, the Company decided that the Agreement was no longer viable, and the Sellers agreed. On April 27, 1998, the Company filed the appropriate Form 8-K.

         On December 30, 1998, the Company closed on the April 27,1998,Agreement with Calder Investments Limited and Li, Lin Hu by issuing its 5 year and one day 8% Debenture in the amount of $10,500,000 to each of Calder Investments Limited and Li, Lin Hu. This issuance consummated the transactions described in the Company 8-K dated May 6, 1998. On the same day, December 30, 1998, the Company caused the conversion of the Debentures above described in the terms incorporated therein by issuing to each of Li, Lin Hu and Calder Investments Limited thereupon caused 1,050,000 of their shares to be issued to Anhui Lui An Beer Company Ltd., to redeem their note to Anhui Lui An Beer Company Ltd. On December 31, 1998, the Company issued a total of 4,200,000 shares of its common stock to the following persons and entities in the following amounts pursuant to Debentures which were converted on December 30, 1998; Calder Investments Limited =1,050,000 shares of common stock; Li, Lin Hu =1,050,000 shares of common stock Anhui Liu An Beer Company Ltd. = 2,100,000 shares of common stock. This issuance caused the three individuals and entities above set forth to become the control persons of the Registrant.

         Through a reverse merger recapitalization by which the Company acquired 100% of Victoria Beverage Company, Ltd., for 4,200,000 shares of the Company's common stock, resulted in the Company owning 55% of Anhui Hao Dun Brewery Co., Ltd., situated in the People's Republic of China. As opposed to the year ending 1998, when the Company's total assets year were valued at $15,998,864 of which, the total assets year ending 1999 were $15,587,923, as set forth on page F-4 of the Financials attached hereto. Total "Current Assets" are $3,625,724. The "Fixed Assets" ($8,996,320) include a complex of buildings and equipment for making beer. The "construction in progress "as listed under "Other Assets" refers to a nitrogen separating machine being developed in conjunction with the brewing processes.

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

         On January 6, 1999, a majority of the shareholders of the Company voting their shares in lieu of a formal shareholders meeting adopted the Company's 1999 Stock Option Plan reserving for issuance 1,000,000 shares of the Company's common stock which plan is to be administered by the Company's Board of Directors. At the same time, the shareholders voted in favor of James A. Tilton, Jane Zheng, Kitty Chow, Stanley Merdinger and Li, Lin Hu to be directors of the Company until the next shareholders meeting. (The shares were issued by the Company's auditors on December 31, 1998.)

         The Company enacted the 1999 Stock Option Plan (the "Plan")on January 8, 1999, which is intended to provide incentives: (a)to the officers, directors, counsels and other employees of China Food & Beverage Company, a Nevada corporation (the "Company"), and any present or future subsidiaries of the Company (individually a "Related Corporation" and collectively "Related Corporations") by providing them with opportunities to purchase stock in the Company pursuant to options granted hereunder that qualify as "incentive stock options" under Section 422A(b) of the Internal Revenue Code of 1986,as amended (the "Code")(individually an "ISO" and collectively "ISOs");(b)to directors, officers, employees and consultants of the Company and Related Corporations by providing them with opportunities to purchase stock in the Company pursuant to options granted hereunder that do not qualify as ISOs (individually a "Non-Qualified Option"and collectively "Non-Qualified Options"); (c)to directors, officers, employees and consultants of the Company and Related Corporations by providing them with awards of stock in the Company ("Awards"); and (d) to director, officers, employees and consultants of the Company and Related Corporations by providing them with opportunities to make direct purchases of stock in the Company("Purchases"). Both ISOs and Non-Qualified Options are referred to hereinafter individually as an "Option"and collectively as "Options." Options, Awards and authorizations to make Purchases are referred to hereinafter collectively as "Stock Rights". As used herein the terms "parent" and "subsidiary" mean "parent corporation" and subsidiary corporation, respectively, as those terms are defined in Section 425 of the Code. The specifics of the Plan were filed on January 8,1999 pursuant to a S-8 Registration and may be viewed in their entirety via the Edgar filing system.

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

Events That Took Place Subsequent to Fiscal Year Ending December 31, 1999

         Kitty Chow resigned on January 31, 2000 from the Board of Directors to pursue other interests.

         Stanley Merdinger resigned February 8, 2000 from Board of Director to pursue other interests.

Results of Operations

         As a result of the aforementioned acquisition of Victoria Beverage Company, Ltd., and its subsidiary, Anhui Hao Dun Brewery Co.,Ltd.("Anhui"),the Company's "Total Liabilities and Stockholder's Equity" for year ending 1999 was $15,587,923 of which, as set forth on Page F-5 of the attached Financials. The "Consolidated Statement of Operations" set forth on Page F-6 of the attached Financial Statements, the Net Sales decreased in 1999 by 5%. Cost of Sales also decreased in 1999 by 7%. This decrease can attributed to less sales, and as a consequence, the Gross Margin increased approximately 1.6% from 33.2% year ending 1998 to 34.8% year ending 1999. A light decrease in costs of raw materials. It should be noted that "Selling Expenses" in 1999 increased nearly 75%. This difference can be attributed to more commission salesman. Administrative cost increases were due to an increase in operational expenses. In year ending 1998, the brewery had comprehensive income of $763,320 before the minority interest valued at $343.494. The "Net Comprehensive Income" for 1999 was more than 108% less than in 1998 as a result of increased operating expenses and an increase in interest expenses. Additionally, the company incurred an increase in income tax expenses. The "income per share" was down as well, from $0.09 in 1998 to a minus $0.13 for the year ending 1999.

Capital Resources and Liquidity

         During 1999, the Company issued 234,500 shares of Common Stock for cash valued at $1.86 per share; 44,203 shares were issued for services rendered valued at $1.99 per share; and, 8,850 shares valued at $2.00 per share were issued for debt conversion. The increase of positive cash flow reflected on the "Consolidated Statements of Cash Flow" Page F-8 of the attached Financials, is a result of money spent by the beverage company purchasing and repairing fixed assets.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the audited financial statements attached hereto and numbered F-1 through F-15.

                         CHINA FOOD AND BEVERAGE COMPANY

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


                                 C O N T E N T S

Independent Auditors' Report..................................................................... F - 3

Consolidated Balance Sheet....................................................................... F - 4

Consolidated Statements of Operations............................................................ F - 6

Consolidated Statements of Stockholders' Equity.................................................. F - 7

Consolidated Statements of Cash Flows............................................................ F - 8

Notes to the Consolidated Financial Statements................................................... F - 10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors

China Food and Beverage Company and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of China Food and Beverage and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Food and Beverage Company and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/Jones, Jensen & Company
--------------------------
Jones, Jensen & Company
Salt Lake City, Utah

April 10, 2000

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                            December 31,
                                                             1999

CURRENT ASSETS

   Cash and cash equivalent                            $         995,846
   Accounts receivable (net) (Note 1)                          1,868,994
   Note receivable                                                66,728
   Inventory (Note 5)                                            626,262
   Other receivables                                              67,894
                                                       -----------------

     Total Current Assets                                      3,625,724
                                                       -----------------

PROPERTY AND FIXED ASSETS (Note 4)

   Buildings                                                   3,339,090
   Machinery and equipment                                     8,575,984
   Land                                                          277,817
   Accumulated depreciation                                   (3,196,571)
                                                       -----------------

     Total Fixed Assets                                        8,996,320
                                                       -----------------

OTHER ASSETS

   Construction in progress                                      218,921
   Deferred and prepaid expenses (Note 6)                      2,746,958
                                                       -----------------

     Total Other Assets                                        2,965,879
                                                       -----------------

     TOTAL ASSETS                                      $      15,587,923
                                                       =================


        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                                                               December 31,
                                                                  1999
                                                          -----------------
CURRENT LIABILITIES

   Accounts payable                                       $       1,308,760
   Related party payable                                            127,001
   Accrued expenses                                               1,177,287
   Taxes payable (Note 3)                                         4,032,426
   Customer prepayments                                              43,864
   Notes payable (Note 2)                                         5,971,797
                                                          -----------------

     Total Current Liabilities                                   12,661,135
                                                          -----------------

LONG-TERM LIABILITIES

   Other liabilities                                                180,448
                                                          -----------------

     Total Long-Term Liabilities                                    180,448
                                                          -----------------

     Total Liabilities                                           12,841,583
                                                          -----------------

MINORITY INTEREST                                                 1,638,740
                                                          -----------------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares
    authorized of $0.001
    par value, 5,546,505 shares
    issued and 5,250,086 outstanding                                  5,547
   Additional paid-in capital                                       872,070
   Related party receivable                                        (412,043)
   Other comprehensive income                                         8,421
   Retained earnings                                                633,605
                                                          -----------------

     Total Stockholders' Equity                                   1,107,600
                                                          -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $      15,587,923
                                                          =================

        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                               For the Years Ended
                                                 December 31,
                                         -----------------------------
                                             1999            1998
                                         ------------    ------------

NET SALES                                $ 15,122,886    $ 15,957,499

COST OF SALES                               9,858,731      10,647,010
                                         ------------    ------------

GROSS MARGIN                                5,264,155       5,310,489
                                         ------------    ------------

COSTS AND EXPENSES

   Selling expenses                           323,089         184,672
   General and administrative               2,046,149       1,522,012
                                         ------------    ------------

     Total Costs and Expenses               2,369,238       1,706,684
                                         ------------    ------------

INCOME BEFORE OTHER EXPENSE                 2,894,917       3,603,805
                                         ------------    ------------

OTHER EXPENSE

   Interest expense                           770,607         664,259
                                         ------------    ------------

     Total Other Expense                      770,607         664,259
                                         ------------    ------------

INCOME (LOSS) BEFORE TAX                    2,124,310       2,939,546

INCOME TAX EXPENSE (Note 3)                 2,715,508       2,176,226
                                         ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST       (591,198)        763,320

MINORITY INTEREST                             (68,010)       (343,494)
                                         ------------    ------------

NET INCOME (LOSS)                            (659,208)        419,826

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment                729           3,578
                                         ------------    ------------

     Total Other Comprehensive Income             729           3,578
                                         ------------    ------------

NET COMPREHENSIVE INCOME (LOSS)          $   (658,479)   $    423,404
                                         ============    ============

BASIC INCOME (LOSS) PER SHARE            $      (0.12)   $       0.09
                                         ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                5,415,809       4,633,921
                                         ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                                           Common Stock           Additional         Stock           Other
                                   -----------------------------  Paid-In         Subscription    Comprehensive      Retained
                                     Shares           Amount       Capital         Receivable         Income         Earnings
                                   -------------  --------------  ------------   --------------  -----------------  ----------

Balance, December 31, 1997          4,200,000    $     4,200    $ 1,300,497    $      --        $     4,114       $   872,987

Common stock issued for
 the acquisition of Victoria           37,346             37    (1,991, 612)          --               --               --

Common stock issued for
 cash at $54.11 per share               9,902             10        535,875           --               --               --

Common stock issued for
 debt conversion at $62.24
 per share                                241           --           15,000           --               --               --

Common stock issued for
 services rendered at $0.46
 per share                          1,016,942          1,017        469,883        (23,083)            --               --

Cancellation of common

 stock                                 (6,667)            (6)             6           --               --               --

Currency translation

 adjustment                              --             --             --             --              3,578             --

Net income for the year ended
 December 31, 1998                       --             --             --             --               --             419,826
                                  -----------    -----------    -----------    -----------      -----------       -----------

Balance, December 31, 1998          5,257,764          5,258        329,649        (23,083)           7,692         1,292,813

Common stock issued for
 services at $1.99 per share           44,203             44         88,002           --               --               --

Common stock issued for
 cash at $1.86 per share              234,500            235        436,729           --               --               --

Fractional shares issued                1,188              1             (1)          --               --               --

Receipt of stock subscription            --             --             --           23,083             --               --

Currency translation adjustment          --             --             --             --                729             --

Common stock issued for
 cancellation of debt at $2.00
 per share                              8,850              9         17,691           --               --               --

Net loss for the year ended
 December 31, 1999                       --             --             --             --               --            (659,208)
                                  -----------    -----------    -----------    -----------      -----------       -----------
Balance, December 31, 1999          5,546,505    $     5,547    $   872,070    $      --        $     8,421       $   633,605
                                  ===========    ===========    ===========    ===========      ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                        For the Years Ended
                                                                           December 31,
                                                                    --------------------------
                                                                        1999           1998
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                $  (659,208)   $   419,826
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                      990,493        947,924
     Common stock issued for services                                    88,046        447,817
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                        (316,445)       997,610
     (Increase) decrease in note receivable                              35,952        (66,446)
     (Increase) decrease in other receivables                           (27,765)       656,229
     (Increase) decrease in inventory                                   812,706       (465,773)
     (Increase) in deferred and prepaid assets                         (701,842)    (1,989,846)
     (Increase) in deposits                                             215,000       (215,000)
     Increase in accounts payable and accrued expenses                  204,101        870,796
     Increase (decrease) in customer prepayments                       (381,288)       (89,166)
     Increase (decrease) in taxes payable                              (833,008)       671,973
     Increase in minority interest                                       68,010           --
                                                                    -----------    -----------

       Net Cash (Used) Provided by Operating Activities                (505,248)     2,185,944
                                                                    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                            (449,243)    (1,268,585)
                                                                    -----------    -----------

       Net Cash (Used) by Investing activities                         (449,243)    (1,268,585)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds to related party                                           (412,043)          --
   Common stock issued for cash                                         436,964        535,885
   Proceeds from notes payable                                        4,055,078      4,797,109
   Payments on notes payable                                         (2,555,343)    (6,067,780)
                                                                    -----------    -----------

       Net Cash Provided (Used) by Financing Activities               1,524,656       (734,786)
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                         570,165        182,573

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          425,681        243,108
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $   995,846    $   425,681
                                                                    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                           For the Years Ended
                                                               December 31,
                                                         -----------------------
                                                            1999         1998
                                                          --------     --------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITY

Cash Paid For:

   Interest                                               $648,780      $664,259
   Income taxes                                           $426,402      $   --


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for debt                           $ 17,700      $ 15,000







        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

              d.  Basic Income (Loss) Per Share

              The computations of basic income (loss) per share of common stock are based on the weighted average number of shares outstanding.

                                       For the Year Ended
                                       December 31, 1999
                   -------------------------------------------------------------
                        Loss                 Shares               Per Share
                    (Numerator)           (Denominator)          Amount

     Net Loss      $  (659,208)             5,415,809            $    (0.12)
                   ==================    =================     =================

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d.  Basic Income (Loss) Per Share (Continued)

                                       For the Year Ended
                                       December 31, 1998
                   -------------------------------------------------------------
                         Income              Shares              Per Share
                        (Numerator)       (Denominator)            Amount

    Net Income     $    419,826              4,633,921            $  0.09
                   ==================    =================     =================

              e.  Principles of Consolidation

              The consolidated financial statements include those of China Food and Beverage Company, Victoria Beverage Company Limited and Anhui Hao Dun Brewery Co. Ltd. All significant intercompany accounts and transactions have been eliminated.

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

              g.  Accounts Receivable

              The Company's accounts receivable are shown net of an allowance for bad debt of $207,666 and $107,150 at December 31, 1999 and 1998.

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

              j.  Fair Value of Financial Instruments

              As at December 31, 1999, the fair value of cash, accounts receivable and accounts and advances payable including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

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

              l.  Capital Assets and Amortization

              Capital assets are recorded at cost and amortization is provided over the estimated economic life on a straight-line basis at the following rates:

                           Machinery                 14 years
                           Buildings                 25 years

              m.  Income Taxes

              Income tax expense consist of Consumption Tax (CT) which is calculated by multiplying $26.58 by each ton of beer which is sold, and the City Construction Tax (CCT) which is calculated by multiplying 7% of the total VAT and CT, Education Tax which is calculated by multiplying 2% of the total VAT and CT as well as Income Tax which is calculated by multiplying net income before taxes by 33%. Total income taxes for the years ended December 31, 1999 and 1998 were $2,715,508 and $2,176,226. At December 31,
              1999, the Company had prepaid Income Taxes and City Construction Taxes of $426,402 which are netted with the taxes payable.

              n.  Change in Accounting Principle

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or loses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              o.  Revenue Recognition

              The Company recognizes revenue at the time the product is delivered to the customer and expenses are recognized as incurred.

NOTE 2 -      NOTES PAYABLE


              The Company  has taken out  several  loans from the  Industrial  &
               Commercial Bank and the Agriculture Bank. These loans bear interest at 10% to 12%, are due in 2000,

              and are secured by the fixed assets of the Company. $ 5,450,131

              The  Company  has  received  advances  from its  employees  of the
               Company which are interest bearing at rates between 6% and 12% per annum and due on demand. These funds are to be used for staff welfare and other

                           employee expenses.              521,666
                                                 -----------------
                          Total Notes Payable            5,971,797

                        Less: Current Portion          (5,971,797)
                                                 -----------------
                            Long-Term Portion       $          -
                                                 =================

NOTE 3 -      TAXES PAYABLE

              Taxes payable consisted of the following at December 31, 1999:

                           Gross revenue tax       $     155,658
                             Consumption tax           4,124,916
                               Education tax             178,438
                       City construction tax            (156,059)
                                  Income tax            (270,527)
                                               -----------------
                                       Total       $   4,032,426
                                               =================

              The Company had value added and income tax expense of $2,715,508 and $2,176,226 for the years ended December 31, 1999 and 1998. These amounts are computed based on the income of the Company in the Peoples Republic of China.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 4 -      PROPERTY AND FIXED ASSETS
                                                                                                       1999
                                                                              Accumulated             Net Book
                                                             Cost             Depreciation            Value
                                                     ------------------  -------------------   -----------------
              Machinery and equipment                $        8,575,984  $         2,441,028   $       6,134,956
              Building                                        3,339,090              755,543           2,583,547
              Land                                              277,817               -                  277,817
                                                     ------------------  -------------------   -----------------

                                                     $       12,192,891  $         3,196,571   $       8,996,320
                                                     ==================  ===================   =================

              During the years ended December 31, 1999 and 1998, the Company expensed $805,729 and $763,267 in depreciation, respectively.

NOTE 5 -      INVENTORY

              Inventory

              Inventories for the year ended December 31, 1999 consisted of the following:

                                                          1999
                                                   -----------------
              Finished goods                       $          36,778
              Work-in-process                                 81,809
              Raw materials and supplies                     507,675
                                                   -----------------

                           Total                   $         626,262
                                                   =================

              Inventories consist of bottled beer, beer in process and raw materials and are stated at the lower of cost or market using the average cost method.

NOTE 6 -      DEFERRED AND PREPAID EXPENSES

              Deferred and prepaid expenses consist of the following:

                           Prepaid advertising       $         424,475
                           Trademark                         2,322,483
                                                     -----------------
                                                     $       2,746,958
                                                     =================
              The prepaid advertising is being amortized over a period of 20 years, the trademark is being amortized over a period of 15 years. Amortization expense for the years ended December 31, 1999 and 1998 was $184,764 and $184,657, respectively.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 7 -      CONCENTRATIONS OF RISK

              a.  Cash and Cash Equivalents

              The Company had cash of $578,727 in banks located in The Peoples Republic of China. These accounts are not insured by the Federal Deposit Insurance Corporation. Additionally, the Company has $452,403 of cash equivalents held with ITEX Corporation. This
              balance  is  not   insured  by  the  Federal   Deposit   Insurance
              Corporation.

              b.  Accounts Receivable

              The  Company   provides  for  accounts   receivable   as  part  of
              operations. Management does not believe that the Company is subject to credit risks outside the normal course of business.

NOTE 8 -      CUSTOMERS AND EXPORT SALES

              During 1999 and 1998, the Company operated one industry segment which is the manufacturing and marketing of alcoholic products.

              The Company's financial instruments subject to credit risk are primarily trade accounts receivable from its customers.

                                              For the Years Ended
                                                  December 31,
                                       ---------------------------------------
                                              1999                    1998
                                       -------------------   -----------------

              Foreign sales            $        15,122,886   $      15,957,499
                                       ===================   =================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Name                      Age       Position(s) and Office(s)
      ----                      ---       -------------------------

      James Tilton               38       President, Chief Executive Officer,
                                          Treasurer, Director

      Jane Zheng                 37       Secretary, Director

      Li Lin Hu                  55       Director

      James Tilton was appointed the Company's president, chief executive officer, treasurer and one of its directors on October 23, 1995. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng, in partnership with the Metallic Building Company("MBC"), a subsidiary of NCI Building Systems, to market its pre-engineered building materials in the People's Republic of China ("PRC") since 1992. For the last five years and again with Jane Zheng, he has assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in PRC for its chemical products. Mr. Tilton is also a director of Tianrong Building Material Holdings, Ltd., a Utah corporation.

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

      Li, Lin Hu, who has Master in Business Administration from China Economy and Management College is a senior economist and was appointed as a director of the Company on or about January 6, 1999. Li is also executive Vice-President of Tiancheng Group, as referenced to throughout herein.

Compliance With Section 16(a)of the Exchange Act

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31,1998,was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.

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

                                            SUMMARY COMPENSATION TABLE

                                         Annual Compensation  Awards       Long Term     Compensation

Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI     Other
                                                              Annual       Stock         SARs (#)    Payout
                                                               Comp.       Awards

------------------------------------------------------------------------------------------------------------------------
James Tilton,                 1999     34,500      -0-         -0-         -0-           -0-         -0-       -0-
President                     1998     68,500      -0-         -0-         -0-           -0-         -0-       -0-
                              1997     50,000      -0-         -0-         -0-           -0-         -0-       -0-

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information concerning the stock ownership as of December 31, 1999, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 5,546,505 shares of Common Stock issued on December 31, 1999.

                                            Name and Address
         Title of Class                     Amount and Nature of
         of Beneficial Owner                Beneficial Ownership                 Percentage of Class
         -------------------                --------------------                 -------------------

Common Stock Par Value $0.001               Anhui Liu An Beer Company                   38%
                                                 2,100,000

Common Stock Par Value $0.001               Calder Investments, Ltd.                    19%
                                                 1,050,000

Common Stock Par Value $0.001               Tiancheng China Corp, Ltd.(a)               10%
                                                   530,000

Common Stock Par Value $0.001               Jane Zheng, Director &                       5%
                                            Secretary (c)
                                            82-66 Austin Street
                                            Kew Gardens, NY 11415
                                                   284,752

Common Stock Par Value $0.001               James Tilton, Director,                      1%
                                            President & Treasurer(b)
                                            82-66 Austin Street
                                            Kew Gardens, NY 11415
                                                    57,251


Common Stock Par Value $0.001               Li Lin Hu, Director (a)                      0%


(a) Tiancheng is an operating entity incorporated in the People's Republic of China of which Li Lin Hu is an officer and director. (b) Includes 211 shares of common stock owned by ATJ, Incorporated, a Delaware holding company, of which James A. Tilton is sole officer, director and shareholder.

(c) Includes 185 shares of common stock owned by ZJ, Incorporated a Delaware holding company, of which Jane Zheng is sole officer, director and shareholder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2000.

      China Food and Beverage Company

        James Tilton, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                             Date
      ---------                   -----                             ----
/s/ James Tilton
------------------------          President,                     April 14,2000
James Tilton                      Chief Executive Officer,
                                  Treasurer and Director
/s/ Jane Zheng
------------------------          Secretary and Director         April 14,2000
Jane Zheng

/s/ Lin Hu Li
------------------------          Director                       April 14,2000
Lin Hu Li