Form 10KSB/A
period 1999-12-31
CHINA FOOD & BEVERAGE CO
filed 2000-05-05
CIK 717228

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

     An offer was made by the Company and if accepted by the SEC, will have the Company subject to a limited Consent Decree.

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

                                            SUMMARY COMPENSATION TABLE

                                         Annual Compensation  Awards       Long Term     Compensation

Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI     Other
                                                              Annual       Stock         SARs (#)    Payout
                                                               Comp.       Awards

------------------------------------------------------------------------------------------------------------------------
James Tilton,                 1998     34,500      -0-         -0-         -0-           -0-         -0-       -0-
President                     1997     68,500      -0-         -0-         -0-           -0-         -0-       -0-
                              1999     50,000      -0-         -0-         -0-           -0-         -0-       -0-

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