Form 10QSB
period 2000-03-31
CHINA FOOD & BEVERAGE CO
filed 2000-05-22
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
     _______________.

Commission file number: 0-11734
                        -------


                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                             87-0548148
--------------------------------                            --------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


                 8 West 38th St, 9th floor, New York, N.Y. 10018
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                                    Yes    [X]         No     [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of March 31, 2000 was 37,014, 165.

                                      Total of Sequentially Numbered Pages: 21
                                                                            --

                                TABLE OF CONTENTS

                                     PART 1

                                                                          Page

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........3

ITEM 3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER ............................4

ITEM 4.  RESULTS OF OPERATIONS ..............................................5

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................5

         SIGNATURES..........................................................6

                                     PART I
------------------------------
ITEM  1.  FINANCIAL STATEMENTS
------------------------------

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,1999. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2000, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-4 through F-9 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2000 and December 31, 1999

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                 March 31,         December 31,
                                                   2000               1999
                                                ------------       ------------
                                                (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent                     $    456,491       $    995,846
   Accounts receivable (net)                            --            1,868,994
   Note receivable                                      --               66,728
   Inventory                                            --              626,262
   Other receivables                                    --               67,894
                                                ------------       ------------

     Total Current Assets                            456,491          3,625,724
                                                ------------       ------------

PROPERTY AND FIXED ASSETS

   Buildings                                            --            3,339,090
   Machinery and equipment                             2,149          8,575,984
   Land                                                 --              277,817
   Accumulated depreciation                             (394)        (3,196,571)
                                                ------------       ------------

     Total Fixed Assets                                1,755          8,996,320
                                                ------------       ------------

OTHER ASSETS

   Construction in progress                             --              218,921
   Deferred and prepaid expenses                      14,546          2,746,958
                                                ------------       ------------

     Total Other Assets                               14,546          2,965,879
                                                ------------       ------------

     TOTAL ASSETS                               $    472,792       $ 15,587,923
                                                ============       ============

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                                                     March 31,      December 31,
                                                      2000               1999
                                                   -----------       -----------
                                                   (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                $    66,668       $ 1,308,760
   Related party payable                               169,854           127,001
   Accrued expenses                                    510,167         1,177,287
   Taxes payable                                          --           4,032,426
   Customer prepayments                                   --              43,864
   Notes payable                                          --           5,971,797
                                                   -----------       -----------

     Total Current Liabilities                         746,689        12,661,135
                                                   -----------       -----------

LONG-TERM LIABILITIES

   Other liabilities                                      --             180,448
                                                   -----------       -----------

     Total Long-Term Liabilities                          --             180,448
                                                   -----------       -----------

     Total Liabilities                                 746,689        12,841,583
                                                   -----------       -----------

MINORITY INTEREST                                         --           1,638,740
                                                   -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock;  100,000,000  shares
    authorized of $0.001 par value,
    5,596,505 and 5,546,505 shares issued
    and 5,300,086 and 5,250,086 shares
    outstanding, respectively                            5,597             5,547
Additional paid-in capital                             922,021           872,070
Related party receivable                                   --           (412,043)
Other comprehensive income                                 --              8,421
Retained earnings (deficit)                         (1,201,515)          633,605
                                                   -----------      ------------

  Total Stockholders' Equity (Deficit)                (273,897)        1,107,600
                                                   -----------      ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                      $   472,792      $ 15,587,923
                                                   ===========      ============

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                       From
                                                                  Inception of
                                                                   Development
                                                                    Stage on
                                                                    January 1,
                                    For the Three Months Ended    2000 Through
                                             March 31,              March 31,
                                    --------------------------    -----------
                                      2000           1999            2000
                                    -----------    -----------    -----------

NET SALES                           $      --      $ 1,757,884    $      --

COST OF SALES                              --          798,799           --
                                    -----------    -----------    -----------
GROSS MARGIN                               --          959,085           --
                                    -----------    -----------    -----------
COSTS AND EXPENSES

   Selling expenses                        --           55,343           --
   General and administrative            69,417        567,758         69,417
                                    -----------    -----------    -----------
     Total Costs and Expenses            69,417        623,101         69,417
                                    -----------    -----------    -----------
INCOME (LOSS) BEFORE OTHER
 EXPENSE                                (69,417)       335,984        (69,417)
                                    -----------    -----------    -----------
OTHER INCOME (EXPENSE)

   Interest expense                     (31,200)       (55,927)       (31,200)
   Interest income                          171           --              171
                                    -----------    -----------    -----------
     Total Other Income (Expense)       (31,029)       (55,927)       (31,029)
                                    -----------    -----------    -----------
INCOME (LOSS) BEFORE TAX,
 EXTRAORDINARY ITEM, MINORITY
 INTEREST AND DISCONTINUED
 OPERATIONS                            (100,446)       280,057        100,446

INCOME TAX EXPENSE                         --          352,729           --
                                    -----------    -----------    -----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                    (100,446)       (72,672)      (100,446)

GAIN FROM FORGIVENESS OF DEBT           255,640           --          255,640
                                    -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY
 INTEREST AND DISCONTINUED
 OPERATIONS                             155,194        (72,672)       155,194

MINORITY INTEREST                          --          (41,876)          --
                                    -----------    -----------    -----------
LOSS ON DISCONTINUED
 OPERATIONS                          (1,990,314)          --       (1,990,314)
                                    -----------    -----------    -----------
NET INCOME (LOSS)                   $(1,835,120)   $  (114,548)   $(1,835,120)
                                    ===========    ===========    ===========

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                        From
                                                                    Inception of
                                                                     Development
                                                                      Stage on
                                                                     January 1,
                                    For the Three Months Ended      2000 Through
                                             March 31,               March 31,
                                     -------------------------      ------------
                                          2000          1999           2000
                                      -----------    -----------    -----------

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment    $      --      $    14,356    $      --
                                      -----------    -----------    -----------
  Total Other Comprehensive Income           --           14,356           --
                                      -----------    -----------    -----------
NET COMPREHENSIVE INCOME
 (LOSS)                               $(1,835,120)   $  (100,192)   $(1,835,120)
                                      ===========    ===========    ===========
BASIC INCOME (LOSS) PER SHARE         $     (0.33)   $     (0.02)
                                      ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     5,571,505      5,341,601
                                      ===========    ===========


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)


                                                                  Additional      Stock          Other           Retained
                                         Common Stock             Paid-In       Subscription  Comprehensive      Earnings
                                     Shares        Amount         Capital       Receivable      Income           (Deficit)
                                  -----------    -----------    -----------    -----------    -----------       -----------

Balance, December 31, 1997          4,200,000    $     4,200    $ 1,300,497    $      --      $     4,114       $   872,987

Common stock issued for
 the acquisition of Victoria           37,346             37    (1,991, 612)          --             --                --

Common stock issued for
 cash at $54.11 per share               9,902             10        535,875           --             --                --

Common stock issued for
 debt conversion at $62.24
 per share                                241           --           15,000           --             --                --

Common stock issued for
 services rendered at $0.46
 per share                          1,016,942          1,017        469,883        (23,083)          --                --

Cancellation of common

 stock                                 (6,667)            (6)             6           --             --                --

Currency translation

 adjustment                              --             --             --             --            3,578              --

Net income for the year ended
 December 31, 1998                       --             --             --             --             --             419,826
                                  -----------    -----------    -----------    -----------    -----------       -----------

Balance, December 31, 1998          5,257,764          5,258        329,649        (23,083)         7,692         1,292,813

Common stock issued for
 services at $1.99 per share           44,203             44         88,002           --             --                --

Common stock issued for
 cash at $1.86 per share              234,500            235        436,729           --             --                --

Fractional shares issued                1,188              1             (1)          --             --                --

Receipt of stock subscription            --             --             --           23,083           --                --

Currency translation adjustment          --             --             --             --              729              --

Common stock issued for
 cancellation of debt at $2.00
 per share                              8,850              9         17,691           --             --                --

Net loss for the year ended
 December 31, 1999                       --             --             --             --             --            (659,208)
                                  -----------    -----------    -----------    -----------    -----------       -----------

Balance, December 31, 1999          5,546,505    $     5,547    $   872,070    $      --      $     8,421       $   633,605
                                  -----------    -----------    -----------    -----------    -----------       -----------


                                          CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES

                                                   (A Development Stage Company)
                                     Consolidated Statement of Stockholders' Equity (Continued)


                                                               Additional      Stock       Other         Retained
                                         Common Stock           Paid-In    Subscription  Comprehensive   Earnings
                                     Shares        Amount       Capital     Receivable     Income       (Deficit)
                                  -----------   -----------   -----------   ---------   -----------    -----------

Balance, December 31, 1999          5,546,505   $     5,547   $   872,070   $    --     $     8,421    $   633,605

Common stock issued for cash
 at $1.00 per share (unaudited)        50,000            50        49,951        --            --             --

Change in currency translation
 (unaudited)                             --            --            --          --          (8,421)          --

Net loss for the three months
 ended March 31, 2000
 (unaudited)                             --            --            --          --            --       (1,835,120)
                                  -----------   -----------   -----------   ---------   -----------    -----------
Balance, March 31, 2000
 (unaudited)                        5,596,505   $     5,597   $   922,021   $    --     $      --      $(1,201,515)
                                  ===========   ===========   ===========   =========   ===========    ===========


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                            From
                                                                                         Inception of
                                                                                         Development
                                                                                           Stage on
                                                                                           January 1,
                                                             For the Three Months Ended    Through
                                                                       March 31,           March 31,
                                                                2000           1999          2000
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                    $    (1,835,120) $    (114,618)   $(1,835,120)
   Adjustments to reconcile net
    income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                  394        243,698            394
     Common stock issued for services                              --            6,000           --
     Discontinued operations                                  1,990,314           --        1,990,314
     Gain on settlement of debt                                (255,640)          --         (255,640)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                    --         (636,789)          --
     (Increase) decrease in note receivable                        --         (384,496)          --
     (Increase) decrease in other receivables                      --         (388,622)          --
     (Increase) decrease in inventory                              --         (418,699)          --
     (Increase) in deferred and prepaid assets                  (14,546)        73,593        (14,546)
     (Increase) decrease in construction in progress               --          (27,191)          --
     Increase in accounts payable and accrued expenses             --          214,705           --
     Increase (decrease) in customer prepayments                   --         (239,491)          --
     Increase (decrease) in taxes payable                          --             --             --
     Increase in minority interest                                 --           41,878           --
                                                            -----------    -----------    -----------
       Net Cash (Used) Provided by Operating Activities        (114,598)    (1,630,032)      (114,598)
                                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                        --           (4,047)          --
                                                            -----------    -----------    -----------
       Net Cash (Used) by Investing activities                     --           (4,047)          --
                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                   (424,757)          --         (424,757)
   Common stock issued for cash                                  50,000        250,000         50,000
   Proceeds from notes payable                                     --        2,156,457           --
   Payments on notes payable                                    (50,000)      (372,277)       (50,000)
                                                            -----------    -----------    -----------
       Net Cash Provided (Used) by Financing Activities        (424,757)     2,034,180       (424,757)
                                                            -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                (539,355)       400,101       (539,355)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                      995,846        425,681       (995,846)
                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   456,491    $   825,782    $   456,491
                                                            ===========    ===========    ===========



                                          CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                          Consolidated Statements of Cash Flows (Continued)
                                                             (Unaudited)

                                                                                             From
                                                                                         Inception of
                                                                                         Development
                                                                                           Stage on
                                                                                           January 1,
                                                            For the Three Months Ended     Through
                                                                       March 31,           March 31,
                                                                2000           1999          2000
                                                            -----------    -----------    -----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITY

Cash Paid For:

   Interest                                                $        --     $   55,927   $       --
   Income taxes                                            $        --     $     --     $       --


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Contribution of capital by shareholder                  $        --     $3,733,517   $       --

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at March 31, 2000 and for all periods resented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      LOSS OF SUBSIDIARY

              The loss in the first quarter of 2000 from discontinued operatons results from a dispute with the Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China. In December 1998, the Company acquired a 55% interest in a Chinese brewery for which it issued 8% convertible debentures in the total principal amount of $21 million. The debentures had a $5.00 conversion price. Pursuant to the terms of the debentures, the Company had the right to require conversion of the debentures. The Company required said conversion and issued 4.2 million shares of its common stock, also in December 1998. The sellers, from whom the Company purchased its interest in the brewery, hold a 45% equity interest in the brewery and agreed to maintain responsibility for the day-to-day operations of the brewery.

              The Company's Chinese asset, which is the brewery, is subject to liens which resulted in the borrowing of approximately $6 million, and the brewery had tax liabilities to the People's Republic of china in excess of $4 million.

              In May 2000, the sellers claimed that the Company was in default of its obligations to repurchase or cause to be repurchased from the sellers, a significant majority of the shares of the common stock issued upon conversion of the debentures or, to provide additional capital. As a result of the alleged default, they refused to provide the Company with any financial information concerning the operations of the brewery and assumed control of the brewery.

              The Company believes that the claims made by the sellers are without merit. However, as the assets of the brewery are in the Peoples' Republic of China and the Company has no effective control over the business or the financial concerns of the brewery, the Company has fully reserved against all of its assets allocated in China. All operations have been classified as discontinued as they relate to the brewery.

              It is possible that, in addition to taking control of the assets, the sellers may commence an action against the Company alleging, among other claims, breach of contract. Conversely, the Company is exploring its options, including but not limited to, initiating legal action of its own to recover what it believes to be a wrongful conversion of its assets by the sellers.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 2 -      LOSS OF SUBSIDIARY (Continued)

              Unless the Company is able to resolve this dispute and because it does not presently have the financial ability to continue in operation, it may be obligated to secure additional debt or equity financing to enable it to continue as an on-going entity.

NOTE 3 -      LITIGATION

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

              As soon as the Company became aware of the SEC's complaint, the Company took steps to investigate the allegations against Globus. After numerous attempts to contact Globus, without success, the Company's Officers and Board of Directors felt it was in the Company's best interest to formally terminate the aforementioned Consulting Agreement with Globus.

              An offer was made by the Company and if accepted by the SEC, will have the Company subject to a limited Consent Decree.

              Oasis International Hotel & Casino, Inc. v. China Food and Beverage Company - On June 14, 1999, suit was filed in the Supreme Court of the State of New York, Case Number 114222/99. In April 1996, the Company received a cash advance in the amount of $160,000 from Pienne Chow ("Chow"). On or about October 8, 1997 the Company executed a Promissory Note in favor of Chow for the aforementioned $160,000 together with interest. On or about December 3, 1998, Chow assigned her right, title and interest in said Note to Oasis International Hotel & Casino, Inc. ("Oasis") and Oasis sued the Company on the same.

              On January 10, 2000, Oasis received a check in the amount of $50,000 from the Company. On April 24, 2000, the Supreme Court of the State of New York in the above-referenced matter, entered an order of Satisfaction of Judgment thereby effectively dismissing the case against the Company.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 4 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders have committed to covering the operating costs of the Company.

----------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------

         For the three month ended March 31,2000, the Company sustained a loss of $ 1,835,120 or $0.33 per share (basic and diluted.) The net loss resulted from the reserve of $1,490,314 which was set up against the net of the Chinese assets, including cash and accounts receivables over the liabilities. Additionally, the Company recorded a gain of $255, 640 on the settlement of the Oasis note payable. These assets represented essentially all of the Company's assets as of December 31, 1999. For the comparable period of 1999, the Company sustained a net loss of $114,548, or $0.02 per share on revenue of $1,752,884. As a result of the reserve the Company had a deficiency of stockholder's equity of $273,897 at March 31, 2000.

         The reserve in the first quarter of 2000 results from a dispute with the Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China. In December 1998, the Company acquired a 55% interest in a Chinese brewery for which it issued 8% convertible debentures in the total principal amount of $21 million. The debentures had a $5.00 conversion price. Pursuant to the terms of the debentures, the Company had the right to require conversion of the debentures. The Company required said conversion and issued 4.2 million shares of its common stock, also in December 1998. The sellers, from whom the Company purchased its interest in the brewery, hold a 45% equity interest in the brewery and agreed to maintain responsibility for the day-to-day operations of the brewery.

         The Company's Chinese asset, which is the brewery, is subject to liens which resulted in the borrowing of approximately $6 million, and the brewery had tax liabilities to the Peoples' Republic of China in excess of $4 million.

         In May 2000, the sellers claimed that the Company was in default of its obligations to repurchase or cause to be repurchased from the sellers, a significant majority of the shares of the common stock issued upon conversion of the debentures or, to provide additional capital. As a result of the alleged default, they refused to provide the Company with any financial information concerning the operations of the brewery and assumed control of the brewery.

         The Company believes that the claims made by the sellers are without merit. However, as the assets of the brewery are in the Peoples' Republic of China and the Company has no effective control over the business or the financial concerns of the brewery, the Company has fully reserved against all of its assets located in China.

         It is possible that, in addition to taking control of the assets, the sellers may commence an action against the Company alleging, among other claims, breach of contract. Conversely, the Company is exploring its options, including but not limited to, initiating legal action of its own to recover what it believes to be a wrongful conversion of its assets by the sellers.

         Unless the Company is able to resolve this dispute and because it does not presently have the financial ability to continue in operation, it may be obligated to secure additional debt or equity financing to enable it to continue as an on-going entity.

LITIGATION

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

         On January 10, 2000, Oasis received a check in the amount of $50,000 from the Company. On April 24, 2000, the Supreme Court of the State of New York in the above-referenced matter, entered an order of Satisfaction of Judgement thereby effectively dismissing the case against the Company.

----------------------------------------------
ITEM 3. EVENTS SUBSEQUENT TO THE FIRST QUARTER
----------------------------------------------

         As set forth in Item 2. "Management's Analysis and Discussion" above herein, Oasis International Hotel & Casino, Inc. v. China Food and Beverage Company - On June 14,1999 suit was filed in the Supreme Court of the State of New York, Case Number 114222/99. In April 1996, the Company received a cash advance in the amount of $160,000 from Pienne Chow ("Chow"). On or about October 8,1997,the Company executed a Promissory Note in favor of Chow for the aforementioned $160,000 together with interest. On or about December 3, 1998, Chow assigned her right, title and interest in said Note to Oasis International Hotel & Casino, Inc. ("Oasis") and Oasis sued the Company on the same.

         On January 10, 2000, Oasis received a check in the amount of $50,000 from the Company. On April 24, 2000, the Supreme Court of the State of New York in the above-referenced matter, entered an order of Satisfaction of Judgement thereby effectively dismissing the case against the Company.

         Again, as set forth in detail in Item 2., "Management's Discussion and Analysis", in May 2000, Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China, claimed that the Company was in default of its obligations to repurchase or cause to be repurchased from the sellers, a significant majority of the shares of the common stock issued upon conversion of the debentures or provide additional capital. As a result of the alleged default, they refused to provide the Company with any financial information concerning the operations of the brewery and assumed control of the brewery.

-------------------------------
ITEM  4.  RESULTS OF OPERATIONS
-------------------------------

         As set forth in Item 2., "Management's Discussion and Analysis" above herein, for the three month ended March 31,2000, the Company sustained a loss of $ 1,835,120 or $0.33 per share (basic and diluted.) The net loss resulted from the reserve of $1,490,314 which was set up against the net of the Chinese assets, including cash and accounts receivables over the liabilities. Additionally, the Company recorded a gain of $255, 640 on the settlement of the Oasis note payable. These assets represented essentially all of the Company's assets as of December 31, 1999. For the comparable period of 1999, the Company sustained a net loss of $114,548, or $0.02 per share on revenue of $1,752,884. As a result of the reserve the Company had a deficiency of stockholder's equity of $273,897at March 31, 2000.

         The reserve in the first quarter of 2000 results from a dispute with Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China holders of a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China. In December 1998, the Company acquired a 55% interest in a Chinese brewery for which it issued 8% convertible debentures in the total principal amount of $21 million. The debentures had a $5.00 conversion price. Pursuant to the terms of the debentures, the Company had the, right to require conversion of the debentures. The Company required said conversion and issued 4.2 million shares of common stock. The sellers, from whom the Company purchased it interest in the brewery, hold a 45% equity interest in the brewery and agreed to maintain responsibility for the day-to-day operations of the brewery.

        The Company's Chinese asset, which is the brewery, is subject to liens which resulted in the borrowing of approximately $6 million, and the brewery had tax liabilities to the Peoples' Republic of China in excess of $4 million.

----------------------------------------
ITEM 5.  CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------

         During  the  first   quarter  of  2000,   the  Company   issued  50,000
unregistered shares for $50,000.

                                     PART II

------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of May, 2000.

         CHINA FOOD AND BEVERAGE

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

Signature                           Title                              Date
---------                           -----                              ----

/s/James Tilton             Chief Executive Officer, President,     May 22, 2000
---------------             Treasurer and Director
James Tilton

/s/ Jane Zheng              Secretary and Director                  May 22, 2000
--------------
Jane Zheng

Li, Lin Hu                  Director
----------
Li, Lin Hu