Form 10QSB
period 2000-06-30
CHINA FOOD & BEVERAGE CO
filed 2000-08-21
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
     ---------------.

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

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of June 30, 2000 was 6,396,507.

                                        Total of Sequentially Numbered Pages: 20

                                TABLE OF CONTENTS

                                     PART 1



                                                                            Page

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........3

ITEM 3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER ............................5

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
--------------------------------------------------------------------------------
         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,1999. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2000, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-13 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                      June 30,      December 31,
                                        2000            1999
                                    ------------    ------------
                                    (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent        $    483,030    $    995,846
   Accounts receivable (net)               --         1,868,994
   Note receivable                         --            66,728
   Inventory                               --           626,262
   Other receivables                       --            67,894
                                   ------------    ------------
     Total Current Assets               483,030       3,625,724
                                   ------------    ------------
PROPERTY AND FIXED ASSETS

   Buildings                               --         3,339,090
   Machinery and equipment                2,149       8,575,984
   Land                                    --           277,817
   Accumulated depreciation                (501)     (3,196,571)
                                   ------------    ------------
     Total Fixed Assets                   1,648       8,996,320
                                   ------------    ------------
OTHER ASSETS

   Construction in progress                --           218,921
   Deferred and prepaid expenses           --         2,746,958
                                   ------------    ------------
     Total Other Assets                    --         2,965,879
                                   ------------    ------------
     TOTAL ASSETS                  $    484,678    $ 15,587,923
                                   ============    ============


                 See Notes to Consolidated Financial Statements

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                                                         June 30,      December 31,
                                                           2000            1999
                                                       ------------    ------------
                                                       (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                    $     66,666    $  1,308,760
   Related party payable                                      4,077         127,001
   Accrued expenses                                         419,043       1,177,287
   Taxes payable                                               --         4,032,426
   Customer prepayments                                        --            43,864
   Notes payable                                               --         5,971,797
                                                       ------------    ------------
     Total Current Liabilities                              489,786      12,661,135
                                                       ------------    ------------
   Other liabilities                                           --           180,448
                                                       ------------    ------------
     Total Long-Term Liabilities                               --           180,448
                                                       ------------    ------------
     Total Liabilities                                      489,786      12,841,583
                                                       ------------    ------------
MINORITY INTEREST                                              --         1,638,740
                                                       ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized of
    $0.001 par value, 6,396,507 and 5,546,505 shares
    issued and outstanding, respectively                      6,397           5,547
   Additional paid-in capital                             1,321,221         872,070
   Related party receivable                                    --          (412,043)
   Other comprehensive income                                  --             8,421
   Retained earnings (deficit)                           (1,332,726)        633,605
                                                       ------------    ------------
     Total Stockholders' Equity (Deficit)                    (5,108)      1,107,600
                                                       ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                       $    484,678    $ 15,587,923
                                                       ============    ============


                 See Notes to Consolidated Financial Statements

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                              From
                                                                                           Inception on
                                          For the                      For the              October 9,
                                      Six Months Ended             Three Months Ended      1968 Through
                                          June 30,                     June 30,              June 30,
                                    2000           1999          2000            1999         2000
                                -----------    -----------    -----------    -----------   -----------
NET SALES                       $      --      $      --      $      --      $      --     $      --

COST OF SALES                          --             --             --             --            --
                                -----------    -----------    -----------    -----------   -----------
GROSS MARGIN                           --             --             --             --            --
                                -----------    -----------    -----------    -----------   -----------
COSTS AND EXPENSES

   Selling expenses                    --             --             --             --            --
   General and administrative       201,217           --          131,800           --         201,217
                                -----------    -----------    -----------    -----------   -----------

     Total Costs and Expenses       201,217           --          131,800           --         201,217
                                -----------    -----------    -----------    -----------   -----------
INCOME (LOSS) BEFORE
 OTHER EXPENSE                     (201,217)          --         (131,800)          --        (201,217)
                                -----------    -----------    -----------    -----------   -----------
OTHER INCOME (EXPENSE)

   Interest expense                 (31,200)          --             --             --         (31,200)
   Interest income                      760           --              589           --             760
                                -----------    -----------    -----------    -----------   -----------
     Total Other Income
      (Expense)                     (30,440)          --              589           --         (30,440)
                                -----------    -----------    -----------    -----------   -----------
INCOME (LOSS) BEFORE TAX,
 EXTRAORDINARY ITEM,
 MINORITY INTEREST AND
 DISCONTINUED
 OPERATIONS                        (231,657)          --         (131,211)          --         231,657

INCOME TAX EXPENSE                     --             --             --             --            --
                                -----------    -----------    -----------    -----------   -----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                (231,657)          --         (131,211)          --        (231,657)

GAIN FROM FORGIVENESS
 OF DEBT                            255,640           --             --             --         255,640
                                -----------    -----------    -----------    -----------   -----------
INCOME (LOSS) BEFORE
 MINORITY INTEREST AND
 DISCONTINUED
 OPERATIONS                          23,983           --         (131,211)          --          23,983

MINORITY INTEREST                      --             --             --             --            --
                                -----------    -----------    -----------    -----------   -----------
INCOME (LOSS) ON
 DISCONTINUED OPERATIONS         (1,990,314)       (59,826)          --           54,722    (1,990,314)
                                -----------    -----------    -----------    -----------   -----------
NET INCOME (LOSS)               $(1,966,331)   $   (59,826)   $  (131,211)   $    54,722   $(1,966,331)
                                ===========    ===========    ===========    ===========   ===========


                 See Notes to Consolidated Financial Statements

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                                               From
                                                                                            Inception on
                                                For the                   For the            October 9,
                                            Six Months Ended        Three Months Ended      1968 Through
                                                June 30,                  June 30,            June 30,
                                          2000         1999         2000         1999          2000
                                     ------------   ----------   ----------   -----------   -----------
OTHER COMPREHENSIVE
 INCOME

   Currency translation adjustment   $       --     $     --     $     --     $        50   $      --
                                     ------------   ----------   ----------   -----------   -----------

     Total Other Comprehensive
      Income                                 --           --           --              50          --
                                     ------------   ----------   ----------   -----------   -----------

NET COMPREHENSIVE INCOME
 (LOSS)                              $ (1,966,331)  $  (59,826)  $ (131,211)  $    54,772   $(1,966,331)
                                     ============   ==========   ==========   ===========   ===========

BASIC INCOME (LOSS) PER
 SHARE                               $      (0.33)  $    (0.01)  $    (0.02)  $      0.01
                                     ============   ==========   ==========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  5,925,603    5,461,250    5,875,401     5,341,601
                                     ============   ==========   ==========   ===========

                 See Notes to Consolidated Financial Statements

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

                 See Notes to Consolidated Financial Statements

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)


                                                               Additional      Stock         Other        Retained
                                         Common Stock           Paid-In     Subscription Comprehensive    Earnings
                                     Shares        Amount       Capital     Receivable       Income       (Deficit)
                                  -----------   -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1999          5,546,505   $     5,547   $   872,070   $    --       $     8,421    $   633,605

Common stock issued for cash
 at $0.55 per share (unaudited)       850,000           850       449,151        --            --             --

Change in currency translation
 (unaudited)                             --            --            --          --            (8,421)          --

Net loss for the six months
 ended June 30, 2000
 (unaudited)                             --            --            --          --             --       (1,966,331)
                                  -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2000
 (unaudited)                        6,396,505   $     6,397   $ 1,321,221   $    --       $      --      $(1,332,726)
                                  ===========   ===========   ===========   ===========   ===========    ===========


                 See Notes to Consolidated Financial Statements

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                               From
                                                                                                        Inception of the
                                                                                                           Development
                                                                                                             Stage on
                                                         For the                      For the               January 1,
                                                      Six Months Ended           Three Months Ended        2000 Through
                                                         June 30,                     June 30,               June 30,
                                                   2000          1999           2000           1999            2000
                                               -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net income (loss)                           $(1,966,331)   $   (59,826)   $  (131,211)   $    54,722    $(1,966,331)
   Adjustments to reconcile net income
    (loss) to net cash used by operating
    activities:
     Depreciation and amortization                     501        464,103            107        220,405            501
     Common stock issued for services                 --            9,071           --            3,071           --
     Discontinued operations                     1,990,314           --             --             --        1,990,314
     Gain on settlement of debt                   (255,640)          --             --             --         (255,640)
   Changes in assets and liabilities:
     (Increase) decrease in accounts
       receivable                                     --         (959,626)          --         (322,837)          --
     (Increase) decrease in note
       receivable                                     --         (795,284)          --         (410,788)          --
     (Increase) decrease in other
       receivables                                    --       (1,311,846)          --         (923,224)          --
     (Increase) decrease in inventory                 --          253,214           --          671,913           --
     (Increase) in deferred and prepaid
       assets                                         --          380,305         14,546        306,712           --
     (Increase) decrease in construction
       in progress                                (143,183)      (288,157)      (143,183)      (260,966)      (143,183)
     Increase in accounts payable and
       accrued expenses                               --          490,717           --          276,082           --
     Increase (decrease) in customer
       prepayments                                    --         (239,491)          --             --             --
     Increase (decrease) in taxes payable             --          558,801           --          558,801           --
     Increase in minority interest                    --          224,433           --          182,555           --
                                               -----------    -----------    -----------    -----------    -----------

       Net Cash (Used) Provided by
        Operating Activities                      (374,339)    (1,273,586)      (259,741)       356,446       (374,339)
                                               -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of fixed assets                           --         (281,864)          --         (277,817)          --
                                               -----------    -----------    -----------    -----------    -----------
       Net Cash (Used) by Investing
        Activities                                    --         (281,864)          --         (277,817)          --
                                               -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations      (424,757)          --             --             --         (424,757)
   Common stock issued for cash                    450,000        420,000        400,000        170,000        450,000
   Proceeds from notes payable                        --        4,636,390           --        2,479,933           --
   Payments on notes payable                      (163,720)    (2,985,932)      (113,720)    (2,613,655)      (163,720)
                                               -----------    -----------    -----------    -----------    -----------

       Net Cash Provided (Used) by
        Financing Activities                   $  (138,477)   $ 2,070,458    $   286,280    $    36,278    $  (138,477)
                                               -----------    -----------    -----------    -----------    -----------

                 See Notes to Consolidated Financial Statements

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                     From
                                                                                  Inception on
                                           For the                 For the          October 9,
                                       Six Months Ended      Three Months Ended   1968 Through
                                           June 30,                June 30,        June 30,
                                     2000         1999        2000        1999       2000
                                  ---------    ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH   $(512,816)   $ 515,008   $  26,539   $ 114,907   $(512,816)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                995,846      425,681     456,491     825,782     995,846
                                  ---------    ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                    $ 483,030    $ 940,689   $ 483,030   $ 940,689   $ 483,030
                                  =========    =========   =========   =========   =========
SUPPLEMENTAL SCHEDULE OF
 CASH FLOW ACTIVITY

Cash Paid For:

    Interest                      $    --      $    --     $    --     $  55,927   $    --
    Income taxes                  $    --      $    --     $    --     $    --     $    --


                 See Notes to Consolidated Financial Statements

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at June 30, 2000 and for all periods resented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

              The Company believes that the claims made by the sellers are without merit. However, as the assets of the brewery are in the Peoples' Republic of China and the Company has no effective control over the business or the financial concerns of the brewery, the Company has fully reserved against all of its assets allocated in China. All operations have been classified as discontinued as they relate to activities prior to January 1, 2000.

              It is possible that, in addition to taking control of the assets, the sellers may commence an action against the Company alleging, among other claims, breach of contract. Conversely, the Company is exploring its options, including but not limited to, initiating legal action of its own to recover what it believes to be a wrongful conversion of its assets by the sellers.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
         For the three month ended June 30,2000, the Company sustained a loss of $(1,966,331) or $0.33 per share (basic and diluted).

         The Company's Chinese asset, which is a brewery, is subject to liens which resulted in the borrowing of approximately $6 million, and the brewery had tax liabilities to the Peoples' Republic of China in excess of $4 million.

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

         Unless the Company is able to resolve this dispute and because it does not presently have the financial ability to continue in operation, it may be obligated to secure additional debt or equity financing to enable it to continue as an on- going entity.

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

         An offer was made by the Company and if accepted by the SEC, will have the Company subject to a limited Consent Decree. The matter is still pending at the date of this filing.

         Oasis International Hotel & Casino, Inc. v. China Food and Beverage Company - On June 14, 1999 suit was filed in the Supreme Court of the State of New York, Case Number 114222/99. In April 1996, the Company received a cash advance in the amount of $160,000 from Pienne Chow ("Chow"). On or about October 8,1997,the Company executed a Promissory Note in favor of Chow for the aforementioned $160,000 together with interest. On or about December 3, 1998, Chow assigned her right, title and interest in said Note to Oasis International Hotel & Casino, Inc. ("Oasis") and Oasis sued the Company on the same.

         On January 10, 2000, Oasis received a check in the amount of $50,000 from the Company. On April 24, 2000, the Supreme Court of the State of New York in the above-referenced matter, entered an order of Satisfaction of Judgement thereby effectively dismissing the case against the Company.

--------------------------------------------------------------------------------
ITEM 3. EVENTS SUBSEQUENT TO THE SECOND QUARTER
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
ITEM 4. RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The Company's "Total Liabilities and Stockholder's Equity" for quarter ending June 30, 2000 was, $484,678. The Company's "Total Liabilities and Stockholder's Equity" for quarter ending June 30, 1999 was $19,053,025. The Company's "Total Liabilities and Stockholder's Equity" for the year ending December 31, 1999 was $9,925,909. The significant decrease in the stockholder's equity is a direct result of the actions undertaken by the sellers of brewery as set forth herein in Item 2, Managements' Discussion and Analysis.

         Again, unless the Company is able to resolve this dispute and because it does not presently have the financial ability to continue in operation, it may be obligated to secure additional debt or equity financing to enable it to continue as an on-going entity.

--------------------------------------------------------------------------------
ITEM 5.  CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

         During  the  second   quarter  of  2000,  the  Company  issued  800,000
unregistered shares for $400,000_.


                                     PART II

--------------------------------------------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of August, 2000.

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

Signature                           Title                           Date
---------                           -----                           ----

/s/James Tilton             Chief Executive Officer,          August 21, 2000
---------------             President, Treasurer
James Tilton                and Director

/s/ Jane Zheng              Secretary and Director            August 21, 2000
--------------
Jane Zheng

Li, Lin Hu                  Director                          August 21, 2000
----------
Li, Lin Hu