Form 10QSB
period 2000-09-30
CHINA FOOD & BEVERAGE CO
filed 2000-11-20
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2000 and, as of the latest practicable date, November 15, 2000, is 6,396,507.

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS.............................................Pg.  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........Pg. 15

ITEM 3.  EVENTS SUBSEQUENT TO THE SECOND QUARTER .........................Pg. 16

ITEM 4.  RESULTS OF OPERATIONS ...........................................Pg. 16

ITEM 5.  CAPITAL RESOURCES AND LIQUIDITY .................................Pg. 16

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................Pg. 16

         SIGNATURES.......................................................Pg. 17

                                     PART I

ITEM  1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,2000. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2000, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-13 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                        September 30        December 31,
                                            2000                1999
                                      ------------------  -----------------
                                         (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent           $          506,503  $         995,846
   Accounts receivable (net)                          --          1,868,994
   Note receivable                                    --             66,728
   Inventory                                          --            626,262
   Other receivables                                  --             67,894
                                      ------------------  -----------------

     Total Current Assets                        506,503          3,625,724
                                      ------------------  -----------------
PROPERTY AND FIXED ASSETS

   Buildings                                          --          3,339,090
   Machinery and equipment                         2,149          8,575,984
   Land                                               --            277,817
   Accumulated depreciation                         (609)        (3,196,571)
                                      ------------------  -----------------

     Total Fixed Assets                            1,540          8,996,320
                                      ------------------  -----------------

OTHER ASSETS

   Construction in progress                           --            218,921
   Deferred and prepaid expenses                      --          2,746,958
                                      ------------------  -----------------

     Total Other Assets                               --          2,965,879
                                      ------------------  -----------------

     TOTAL ASSETS                     $          508,043  $      15,587,923
                                      ==================  =================

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                                         September 30,       December 31,
                                            2000                1999
                                      ------------------  -----------------
                                         (Unaudited)

CURRENT LIABILITIES

   Accounts payable                   $           66,666  $       1,308,760
   Related party payable                           4,077            127,001
   Accrued expenses                              419,043          1,177,287
   Taxes payable                                      --          4,032,426
   Payroll taxes payable                          38,643                 --
   Customer prepayments                               --             43,864
   Notes payable                                      --          5,971,797
                                      ------------------  -----------------

     Total Current Liabilities                   528,429         12,661,135
                                      ------------------  -----------------

LONG-TERM LIABILITIES

   Other liabilities                                  --            180,448
                                      ------------------  -----------------
     Total Long-Term Liabilities                      --            180,448
                                      ------------------  -----------------
     Total Liabilities                           528,429         12,841,583
                                      ------------------  -----------------

MINORITY INTEREST                                     --          1,638,740
                                      ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares
   authorized of
   $0.001 par value, 6,396,507 and
   5,546,505 shares
   issued and outstanding, respectively            7,197              5,547
   Additional paid-in capital                  1,520,421            872,070
   Related party receivable                           --           (412,043)
   Other comprehensive income                         --              8,421
   Retained earnings (deficit)                (1,548,004)           633,605
                                      ------------------  -----------------
     Total Stockholders' Equity
     (Deficit)                                   (20,386)         1,107,600
                                      ------------------  -----------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY
       (DEFICIT)                      $          508,043  $      15,587,923
                                      ==================  =================

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                    From
                                                                                                                Inception of
                                                                                                                Development
                                                                                                                  Stage on
                                                     For the                            For the                  January 1,
                                                 Nine Months Ended                 Three Months Ended           2000 Through
                                                   September 30,                      September 30,             September 30,
                                      -----------------------------------  ----------------------------------  ----------------
                                             2000              1999              2000             1999               2000
                                      -----------------  ----------------  ----------------  ----------------  ----------------
NET SALES                             $              --  $             --  $             --  $             --  $             --

COST OF SALES                                        --                --                --                --                --
                                      -----------------  ----------------  ----------------  ----------------  ----------------
GROSS MARGIN                                         --                --                --                --                --
                                      -----------------  ----------------  ----------------  ----------------  ----------------
COSTS AND EXPENSES

   Selling expenses                                  --                --                --                --                --
   General and administrative                   417,621                --           216,404                --           417,621
                                      -----------------  ----------------  ----------------  ----------------  ----------------
     Total Costs and Expenses                   417,621                --           216,404                --           417,621
                                      -----------------  ----------------  ----------------  ----------------  ----------------
INCOME (LOSS) BEFORE
OTHER EXPENSE                                  (417,621)               --          (216,404)               --          (417,621)
                                      ---------------  ----------------  --------------  ---------------  ----------------
OTHER INCOME (EXPENSE)

   Interest expense                             (31,200)               --                --                --           (31,200)
   Interest income                             -- 1,886                --             1,126                --             1,886
                                      -----------------  ----------------  ----------------  ----------------  ----------------
     Total Other Income
     (Expense)                                  (29,314)               --             1,126                --           (29,314)
                                      -----------------  ----------------  ----------------  ----------------  ----------------
INCOME (LOSS) BEFORE TAX,
 EXTRAORDINARY ITEM,
 MINORITY INTEREST AND
 DISCONTINUED
 OPERATIONS                                    (446,935)               --          (215,278)               --          (446,935)

INCOME TAX EXPENSE                                   --                --                --                --                --
                                      -----------------  ----------------  ----------------  ----------------  ----------------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                             (446,935)               --          (215,278)               --         (446,935)

GAIN FROM FORGIVENESS
OF DEBT                                         255,640                --                --                --           255,640
                                      -----------------  ----------------  ----------------  ----------------  ----------------

INCOME (LOSS) BEFORE
 MINORITY INTEREST AND
 DISCONTINUED
 OPERATIONS                                    (191,295)               --          (215,278)               --          (191,295)

MINORITY INTEREST                                    --                --                --                --                --
                                      -----------------  ----------------  ----------------  ----------------  ----------------
INCOME (LOSS) ON
 DISCONTINUED OPERATIONS                     (1,990,314)         (172,998)               --           232,824        (1,990,314)
                                      -----------------  ----------------  ----------------  ----------------  ----------------
NET INCOME (LOSS)                     $      (2,181,609) $       (172,998) $       (215,278) $        232,824  $     (2,181,609)
                                      =================  ================  ================  ================  ================

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                                                                    From
                                                                                                                Inception of
                                                                                                                 Development
                                                                                                                  Stage on
                                                    For the                            For the                   January 1,
                                                Nine Months Ended                 Three Months Ended            2000 Through
                                                 September 30,                       September 30,              September 30,
                                      -----------------------------------  ----------------------------------  ----------------
                                            2000              1999               2000             1999              2000
                                      -----------------  ----------------  ----------------  ----------------  ----------------

OTHER COMPREHENSIVE
 INCOME

   Currency translation adjustment    $              --  $             --  $             --  $             --  $             --
                                      -----------------  ----------------  ----------------  ----------------  ----------------
     Total Other Comprehensive
     Income                                          --                --                --                --                --
                                      -----------------  ----------------  ----------------  ----------------  ----------------
NET COMPREHENSIVE INCOME
(LOSS)                                $      (2,181,609) $        172,998  $       (215,278) $        232,824  $     (2,181,609)
                                      =================  ================  ================  ================  ================
BASIC INCOME (LOSS) PER
SHARE                                 $           (0.36) $           0.04  $          (0.03) $           0.04
                                      =================  ================  ================  ================
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                         6,096,140         4,324,950         6,906,395         5,820,600
                                      =================  ================  ================  ================

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                              Additional     Stock         Other        Retained
                                        Common Stock           Paid-In    Subscription  Comprehensive   Earnings
                                    Shares        Amount       Capital      Receivable     Income       (Deficit)
                                ------------- ------------- ------------- ------------- ------------- -------------

Balance, December 31, 1998          5,257,764  $       5,258  $    329,649  $    (23,083) $     7,692  $  1,292,813

Common stock issued for
 services at $1.99 per share           44,203             44        88,002            --           --            --

Common stock issued for
 cash at $1.86 per share              234,500            235       436,729            --           --            --

Fractional shares issued                1,188              1            (1)           --            -            --

Receipt of stock subscription              --             --            --        23,083           --            --

Currency translation adjustment            --             --            --            --          729           - -

Common stock issued for
 cancellation of debt at $2.00
 per share                              8,850              9        17,691            --           --            --

Net loss for the year ended
 December 31, 1999                         --             --            --            --           --      (659,208)
                                -------------  -------------  ------------  ------------  -----------  ------------
Balance, December 31, 1999          5,546,505          5,547       872,070            --        8,421       633,605

Common stock issued for cash
 at $0.55 per share (unaudited)       850,000            850       449,151            --           --            --

Common stock issued for cash
at $0.25 per share (unaudited)        800,000            800       199,200            --           --            --

Change in currency translation
 (unaudited)                               --             --            --            --       (8,421)           --

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                               --             --            --            --           --    (2,181,609)
                                -------------  -------------  ------------  ------------  -----------  ------------

Balance, September 30, 2000
 (unaudited)                        7,196,505  $       7,197  $  1,520,421  $         --  $        --  $ (1,548,004)
                                =============  =============  ============  ============  ===========  ============

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    From
                                                                                                               Inception of the
                                                                                                                 Development
                                                                                                                   Stage on
                                                    For the                            For the                    January 1,
                                                Nine Months Ended                 Three Months Ended             2000 Through
                                                  September 30,                      September 30,              September 30,
                                      -----------------------------------  ----------------------------------  ----------------
                                            2000               1999             2000            1999              2000
                                      -----------------  ----------------  ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net income (loss)                    $      (2,181,609) $        172,998  $       (215,278) $        232,824  $     (2,181,609)
 Adjustments to reconcile net income
  (loss) to net cash used by operating
  activities:
   Depreciation and amortization                    609           704,715               108           240,612               609
   Common stock issued for services                  --             9,071                --                --                --
   Discontinued operations                    1,990,314                --                --                --         1,990,314
   Gain on settlement of debt                  (255,640)               --                --                --          (255,640)
 Changes in assets and liabilities:
   (Increase) decrease in accounts
     receivable                                      --          (381,970)               --           577,656                --
   (Increase) decrease in note
     receivable                                      --          (901,618)               --          (106,334)               --
   (Increase) decrease in other
     receivables                                     --           (51,836)               --         1,260,010                --
   (Increase) decrease in inventory                  --          (329,840)               --         (583,054)                --
   (Increase) in deferred and prepaid
     assets                                          --           171,770                --          (208,535)               --
   (Increase) decrease in construction
     in progress                               (143,183)          (45,230)               --           242,927          (143,183)
   Increase in accounts payable and
     accrued expenses                                --           418,234                --           (72,483)               --
   Increase (decrease) in customer
     prepayments                                     --          (239,491)               --                --                --
   Increase (decrease) in taxes payable              --          l236,976                --          (321,825)               --
   Increase (decrease) in payroll
     taxes payable                               38,643                --            38,643                --            38,643
   Increase (decrease) in accounts
     payable - related parties                       --           (43,116)               --           (43,116)               --
   Increase in minority interest                     --           475,297                --           250,864                --
                                      -----------------  ----------------  ----------------  ----------------  ----------------
     Net Cash (Used) Provided by
      Operating Activities                     (550,866)          195,960          (176,527)        1,469,546          (550,886)
                                      -----------------  ----------------  ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of fixed assets                            --        (1,455,168)               --        (1,173,304)               --
                                      -----------------  ----------------  ----------------  ----------------  ----------------
     Net Cash (Used) by Investing
      Activities                                     --        (1,455,168)               --        (1,173,304)               --
                                      -----------------  ----------------  ----------------  ----------------  ----------------

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                                    From
                                                                                                               Inception of the
                                                                                                                 Development
                                                                                                                   Stage on
                                                    For the                           For the                     January 1,
                                                Nine Months Ended                Three Months Ended             2000 Through
                                                  September 30,                      September 30,               September 30,
                                      -----------------------------------  ----------------------------------  ----------------
                                            2000               1999             2000              1999              2000
                                      -----------------  ----------------  ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

    Loss of cash from discontinued
     operations                       $        (424,757) $             --  $             --  $             --  $       (424,757)
    Common stock issued for cash                650,000           460,000           200,000            40,000           650,000
    Proceeds from notes payable                      --         6,735,926                --         2,099,536                --
    Payments on notes payable                  (163,720)       (5,522,992)               --        (2,537,060)         (163,720)
                                      -----------------  ----------------  ----------------  ----------------  ----------------

        Net Cash Provided (Used) by
         Financing Activities                   (61,523)        1,672,934           200,000          (397,524)          (61,523)
                                      -----------------  ----------------  ---------------   ----------------  ----------------
NET INCREASE (DECREASE) IN CASH                (489,343)          413,726            23,473          (101,282)         (489,343)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                            995,846           425,681           483,030           940,689           995,846
                                      -----------------  ----------------  ----------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                        $       506,503    $        839,407  $        506,503  $        839,407  $        506,503
                                      =================  ================  ================  ================  ================
SUPPLEMENTAL SCHEDULE OF
 CASH FLOW ACTIVITY

Cash Paid For:

    Interest                          $              --  $        217,597  $             --  $         80,835  $             --
    Income taxes                      $              --  $             --  $             --  $             --  $             --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Contribution of capitol
by shareholder                        $              --  $      3,733,517  $             --  $             --  $             --

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods resented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

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

----------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------

         The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10- QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.

         Other than what has been disclosed herein and in the quarterly reports from the quarters ended March 31, 2000 and June 30, 2000, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

         For the three month ended September 30, 2000, the Company sustained a loss of $215,278 or $0.36 per share (basic and diluted). The loss in the third quarter of 2000 can be contributed to the discontinued operations resulting from a dispute with the Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China. For the comparable period of 1999, the Company sustained a net gain of $232.824 or $0.04 per share on revenue of $172,998. As a result of the reserve the Company had a deficiency of stockholder's equity of $20,368 at September 30, 2000.

         The reserve in the third quarter of 2000 results from a dispute with the Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China. In December 1998, the Company acquired a 55% interest in a Chinese brewery for which it issued 8% convertible debentures in the total principal amount of $21 million. The debentures had a $5.00 conversion price. Pursuant to the terms of the debentures, the Company had the right to require conversion of the debentures. The Company required said conversion and issued 4.2 million shares of its common stock, also in December 1998. The sellers, from whom the Company purchased its interest in the brewery, hold a 45% equity interest in the brewery and agreed to maintain responsibility for the day-to-day operations of the brewery.

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

         An offer was made by the Company and if accepted by the SEC, will have the Company subject to a limited Consent Decree. The Company is confident that this matter will be resolved satisfactorily to all parties concerned, however, as of the date of this filing, the matter is still pending.

----------------------------------------------
ITEM 3. EVENTS SUBSEQUENT TO THE FIRST QUARTER
----------------------------------------------

         None.

-------------------------------
ITEM  4.  RESULTS OF OPERATIONS
-------------------------------

         As set forth in Item 2., "Management's Discussion and Analysis" above herein, for the three month ended September 30, 2000, the Company sustained a loss of $215, 278 or $0.36 per share (basic and diluted.) The loss in the third quarter of 2000 can be contributed to the discontinued operations resulting from a dispute with the Anhui Liu An Beer Company Ltd. ("Sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China. For the comparable period of 1999, the Company sustained a gain of $232.824, or $0.04 per share on revenue of $172,998. As a result of the reserve the Company had a deficiency of stockholder's equity of $20,386 at September 30, 2000.

         The Company's Chinese asset, which was the brewery, is subject to liens which resulted in the borrowing of approximately $6 million, and the brewery had tax liabilities to the Peoples' Republic of China in excess of $4 million.

----------------------------------------
ITEM 5.  CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------

         During  the  third  quarter  of  2000,   the  Company   issued  800,000
unregistered shares for $200,000.

                                     PART II

------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of November, 2000.

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

Signature                       Title                              Date
---------                       -----                              ----

/s/James Tilton         Chief Executive Officer, President, November 20, 2000
---------------         Treasurer and Director
James Tilton

/s/ Jane Zheng          Secretary and Director              November 20, 2000
--------------
Jane Zheng

Li, Lin Hu              Director                            November 20, 2000
----------
Li, Lin Hu