Form 10KSB
period 2000-12-31
CHINA FOOD & BEVERAGE CO
filed 2001-04-13
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

              240 Madison Ave., 7th floor, New York, New York 10016
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 398-7833
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES
                              EXCHANGE ACT OF 1934:

                                            Name of Each Stock Exchange on Which
            Title of Each Class                        Registered
            -------------------                        ----------
 Common Stock, Par Value $0.001 Per Share                 None

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2000, was approximately $169,945.75.

         The number of shares of Registrant's Common Stock outstanding on December 31, 2000, was 10,996,505.

         The Registrant's total revenues for the year ended December 31, 2000, were $0.00.

                                TABLE OF CONTENTS

             PART I                                                        PAGE
                                                                           ----

ITEM 1.      DESCRIPTION OF BUSINESS......................................... 1

ITEM 2.      DESCRIPTION OF PROPERTY......................................... 3

ITEM 3.      LEGAL PROCEEDINGS............................................... 3

ITEM 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS................................... 4

             PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS............................................ 4

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................... 5

ITEM 7.      FINANCIAL STATEMENTS................................... F-1 - F-14

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS..................................................... 6

             PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS;  COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT............................... 6

ITEM 10.     EXECUTIVE COMPENSATION.......................................... 6

ITEM 11.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS......................... 7

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.................................................... 7

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K................................ 8

SIGNATURES................................................................... 8

INDEX TO EXHIBITS...............................ATTACHED TO END OF THIS DOCUMENT

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

       China Food & Beverage Company, a Nevada corporation (the "Company" or, "Corporation"), has executive offices at: 240 Madison Ave, 7th floor, New York, New York 10016. The Company was incorporated in Nevada on November 6, 1981 under the name Logos Scientific Inc. Until 1991, the Company sold and distributed medical diagnostic equipment through its Volu-Sol division. The Company sold that division in December 1991. On May 5, 1992, the Company changed its name to Logos International, Inc.

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

       On March 15, 1997, the Company entered into an agreement to acquire all of the capital stock of American China Development Corporation, a Bahamian corporation("ACDC"). ACDC owns a 60% interest in a joint venture in the People's Republic of China ("PRC") which operates a beer brewery in the city of Qidong in the Jiangsu province of the PRC. The joint venture's brewery, known as the Nantong Aitesi Beer Company, Ltd., produces and distributes beer in the city of Qidong and to surrounding areas within a 50 mile radius. The Company was to purchase ACDC from Dizon Investments Limited, an investment company organized under the laws of the British Virgin Islands. The Agreement called for the Company to acquire ACDC in exchange for issuing 6,667 restricted shares of Common Stock to Dizon. On November 8, 1998, the Company and Dizon rescinded the Agreement because verifiable financials were never delivered and the 6,667 shares, which were being held in escrow, were returned to the Company.

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

Business of Issuer

       Since the disposition of Annu Hui Brewery, the Company will continue to seek to acquire businesses both in China and other countries.

       The Company intends to locate its target investment opportunities through contacts which management has in China and Southeast Asia. The Company has no full or part time employees, aside from its officers and directors. If the Company requires additional personnel to carry out its business objectives, it will retain outside consultants. In the past, the Company has been successful in retaining consultants through the issuance of its Common Stock and the Company intends to continue this practice in an attempt to avoid expending valuable cash flows.

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

ITEM 2.   DESCRIPTION OF PROPERTY

       The Company presently leases office space at 240 Madison Ave., 7th floor, New York, New York, 10016.

ITEM 3.   LEGAL PROCEEDINGS

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

       On January 10, 2000, Oasis received a check in the amount of $50,000 from the Company. On April 24, 2000, the Supreme Court of the State of New York in the above- referenced matter, entered an order of Satisfaction of Judgement thereby effectively dismissing the case against the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the year ended 2000, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

       The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1999 and 2000. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

             QUARTER                        HIGH                        LOW
             -------                        ----                        ---
Quarter Ended December 31, 2000            $  .43                      $ .12

Quarter Ended September 30, 2000           $  .43                      $ .15

Quarter Ended June 30, 2000                $ 1.62                      $ .37

Quarter Ended March 31, 2000               $ 4.25                     $ 1.00




Quarter Ending December 31, 1999           $ 4.50                     $ 1.50

Quarter Ending September 30, 1999          $ 4.50                     $ 2.37

Quarter Ended June 30, 1999                $ 9.75                     $ 3.50

Quarter Ended March 31, 1999               $ 5.00                     $ 3.00


Shareholders

       There were approximately 383 record holders of Common Stock as of December 31, 2000, holding a total of 10,996,505 outstanding shares of Common Stock.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company's analysis of its financial condition and results of its operations was addressed in the Company's 10-KSB, filed, on or about, April 15, 2000. Several significant events have occurred since that filing to date that are set forth below, and may be considered material changes affecting the Company's position.

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

Results of Operations

       The Company's "Total Liabilities and Stockholder's Equity" for year ending 2000 was $764,288 of which, as set forth on Page F-4 of the attached Financials. The "Consolidated Statement of Operations" set forth on Page F-5 of the attached Financial Statements, the Net Sales , the Cost of Sales and the Gross Margin were all 0.

Capital Resources and Liquidity

       During 2000, the Company issued 5,450,000 shares of Common Stock for cash valued at $.21 per share; no shares were issued for services rendered. The negative cash flow reflected on the"Consolidated Statements of Cash Flow" Pages F-7 and F-8 of the attached Financials, is a result of funds used to pay costs and other accrued expenses.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       See the audited financial statements attached hereto and numbered F-1 through F-14.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S


Independent Auditors' Report.............................................. F - 3

Consolidated Balance Sheet................................................ F - 4

Consolidated Statements of Operations..................................... F - 5

Consolidated Statements of Stockholders' Equity........................... F - 6

Consolidated Statements of Cash Flows..................................... F - 7

Notes to the Consolidated Financial Statements............................ F - 9

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
China Food and Beverage Company and Subsidiaries
(A Development Stage Company)
New York, New York


We have audited the accompanying consolidated balance sheet of China Food and Beverage Company and Subsidiaries (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from the inception of the development stage on January 1, 2000 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Food and Beverage Company and Subsidiaries (a development stage company) as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from the inception of the development stage on January 1, 2000 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2001

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                  December 31,
                                                                                      2000
CURRENT ASSETS
   Cash and cash equivalent                                                     $         762,855
                                                                                -----------------
     Total Current Assets                                                                 762,855
                                                                                -----------------
PROPERTY AND FIXED ASSETS (Note 4)

   Equipment                                                                                2,149
   Accumulated depreciation                                                                  (716)
                                                                                -----------------
     Total Fixed Assets                                                                     1,433
                                                                                -----------------
     TOTAL ASSETS                                                               $         764,288
                                                                                =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                             $          66,706
   Related party payable                                                                    4,077
   Accrued expenses                                                                        70,088
                                                                                -----------------
     Total Current Liabilities                                                            140,871
                                                                                -----------------
     Total Liabilities                                                                    140,871
                                                                                -----------------
STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of $0.001
    par value, 10,996,505 shares issued and outstanding                                    10,997
   Additional paid-in capital                                                           2,027,864
   Retained earnings accumulated prior to the development stage                           633,605
   Deficit accumulated during the development stage                                    (2,049,049)
                                                                                -----------------
     Total Stockholders' Equity                                                           623,417
                                                                                -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $         764,288
                                                                                =================



The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                             From
                                                                          Inception of
                                                                          Development
                                                                            Stage on
                                            For the Years Ended            January 1,
                                                December 31,              2000 Through
                                     ---------------------------------    December 31,
                                          2000              1999             2000
                                     ----------------  ---------------  ---------------
NET SALES                            $           --    $          --    $          --

COST OF SALES                                    --               --               --
                                     ----------------  ---------------  ---------------
GROSS MARGIN                                     --               --               --
                                     ----------------  ---------------  ---------------
COSTS AND EXPENSES

   Selling expenses                              --               --               --
   General and administrative                 286,528             --            286,528
                                     ----------------  ---------------  ---------------
     Total Costs and Expenses                 286,528             --            286,528
                                     ----------------  ---------------  ---------------
INCOME (LOSS) BEFORE OTHER EXPENSE           (286,528)            --           (286,528)
                                     ----------------  ---------------  ---------------
OTHER INCOME (EXPENSE)

   Interest expense                           (13,018)            --            (13,018)
   Interest income                              3,648             --              3,648
                                     ----------------  ---------------  ---------------
     Total Other Income (Expense)              (9,370)            --             (9,370)
                                     ----------------  ---------------  ---------------
LOSS BEFORE TAX, EXTRAORDINARY
 ITEM AND DISCONTINUED OPERATIONS            (295,898)            --           (295,898)

INCOME TAX EXPENSE                               --               --               --
                                     ----------------  ---------------  ---------------
LOSS BEFORE EXTRAORDINARY ITEM               (295,898)            --           (295,898)

GAIN ON DISPOSITION OF DEBT                   237,163             --            237,163
                                     ----------------  ---------------  ---------------
LOSS BEFORE MINORITY INTEREST
 AND DISCONTINUED OPERATIONS                  (58,735)            --            (58,735)

MINORITY INTEREST                                --               --               --
                                     ----------------  ---------------  ---------------
LOSS ON DISCONTINUED OPERATIONS            (1,990,314)        (658,479)      (1,990,314)
                                     ----------------  ---------------  ---------------
NET LOSS                             $     (2,049,049) $      (658,479) $     2,049,049
                                     ================  ===============  ===============
BASIC LOSS PER SHARE                 $          (0.31) $         (0.12)
                                     ================  ===============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         6,627,601        5,415,809
                                     ================  ===============



The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity


                                          Common Stock             Additional       Stock           Other
                                   -----------------------------    Paid-In      Subscription    Comprehensive      Retained
                                     Shares           Amount        Capital       Receivable        Income          Earnings
                                   -------------  --------------  ------------  --------------  ---------------  --------------

Balance, December 31, 1998             5,257,764  $        5,258  $    329,649  $      (23,083) $         7,692  $    1,292,813

Common stock issued for
 services at $1.99 per share              44,203              44        88,002            --               --              --

Common stock issued for
 cash at $1.86 per share                 234,500             235       436,729            --               --              --

Fractional shares issued                   1,188               1            (1)           --               --              --

Receipt of stock subscription               --              --            --            23,083             --              --

Currency translation adjustment             --              --            --              --                729            --

Common stock issued for
 cancellation of debt at $2.00
 per share                                 8,850               9        17,691            --                --             --

Net loss for the year ended
 December 31, 1999                          --              --            --              --                --         (659,208)
                                   -------------  --------------  ------------  --------------  ---------------  --------------
Balance, December 31, 1999             5,546,505           5,547       872,070            --              8,421         633,605

Common stock issued for cash
 at $1.00 per share                       50,000              50        49,950            --               --              --

Common stock issued for cash
 at $1.00 per share                      200,000             200       199,800            --               --              --

Common stock issued for cash
 at $0.50 per share                      200,000             200        99,800            --               --              --

Common stock issued for cash
 at $0.25 per share                      400,000             400        99,600            --               --              --

Common stock issued for cash
 at $0.25 per share                      800,000             800       199,200            --               --              --

Common stock issued for cash
 at $0.25 per share                      800,000             800       199,200            --               --              --

Common stock issued for cash
 at $0.10 per share                    2,000,000           2,000       198,000            --               --              --

Common stock issued for cash
 at $0.10 per share                    1,000,000           1,000        99,000            --               --              --

Related party forgiveness of
 interest                                   --              --          11,244            --               --              --

Change in currency translation              --              --            --              --             (8,421)           --

Net loss for the year ended
 December 31, 2000                          --              --            --              --               --        (2,049,049)
                                   -------------  --------------  ------------  --------------  ---------------  --------------
Balance, December 31, 2000            10,996,505  $       10,997  $  2,027,864  $         --       $       --    $   (1,415,444)
                                   =============  ==============  ============  ==============  ===============  ==============



The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                   From
                                                                                                Inception of
                                                                                                Development
                                                                                                  Stage on
                                                                       For the Years Ended       January 1,
                                                                           December 31,         2000 Through
                                                                  ---------------------------   December 31,
                                                                      2000          1999           2000
                                                                  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                              $ (2,049,049) $    (659,208) $   (2,049,049)
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                         716        990,493             716
     Common stock issued for services                                     --           88,046            --
     Discontinued operations                                         1,990,314           --         1,990,314
     Gain on settlement of debt                                       (237,163)          --          (237,163)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                             --         (316,445)           --
   (Increase) decrease in note receivable                                 --           35,952            --
   (Increase) decrease in other receivables                               --          (27,765)           --
   (Increase) decrease in inventory                                       --          812,706            --
   (Increase) in deferred and prepaid assets                              --         (701,842)           --
   (Increase) decrease in deposits                                        --          215,000            --
   Increase in accounts payable and accrued expenses                  (440,041)       204,101        (440,041)
   Increase (decrease) in customer prepayments                            --         (381,288)           --
   Increase (decrease) in taxes payable                                   --         (833,008)           --
   Increase (decrease) in payroll taxes payable                           --             --              --
   Increase (decrease) in accounts payable - related parties              --             --              --
   Increase in minority interest                                          --           68,010            --
                                                                  ------------  -------------  --------------
     Net Cash (Used) Provided by Operating Activities                 (735,223)      (505,248)       (735,223)
                                                                  ------------  -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                               --         (449,243)           --
                                                                  ------------  -------------  --------------
     Net Cash (Used by Investing Activities                               --         (449,243)           --
                                                                  ------------  -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                          (424,757)          --          (424,757)
   Proceeds to related party                                              --         (412,043)           --
   Common stock issued for cash                                      1,150,000        436,964       1,150,000
   Proceeds from notes payable                                            --        4,055,078            --
   Payments on notes payable                                          (223,011)    (2,555,343)       (223,011)
                                                                  ------------  -------------  --------------
     Net Cash Provided (Used) by Financing Activities             $    502,232  $   1,524,656  $      502,232
                                                                  ------------  -------------  --------------



The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                                   From
                                                                                                Inception of
                                                                                                Development
                                                                                                 Stage on
                                                                      For the Years Ended        January 1,
                                                                          December 31,          2000 Through
                                                                  ---------------------------   December 31,
                                                                      2000          1999            2000
                                                                  ------------  -------------  --------------
NET INCREASE (DECREASE) IN CASH                                   $   (232,991) $     570,165  $     (232,991)

CASH AND CAST EQUIVALENTS AT BEGINNING OF
 PERIOD                                                                995,846        425,681         995,846
                                                                  ------------  -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    762,855  $     995,846  $      762,855
                                                                  ============  =============  ==============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES

Cash Paid For:

   Interest                                                       $       --    $     648,780  $         --
   Income taxes                                                   $       --    $     426,402  $         --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for debt                                   $       --    $      17,700  $         --



The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

          The Company acquired 100% of the shares of Victoria which owns 55% of Anhui for 4,200,000 shares of the Company's common stock. The acquisition was accounted for as a recapitalization of Victoria because the shareholders of Victoria controlled the Company after the acquisition. Therefore, Victoria was treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Victoria in the exchange. The Company is the acquiring entity for legal purposes and Victoria is the surviving entity for accounting purposes. On December 18, 1998, the shareholders of the Company authorized a 1-for-100 reverse stock split. All references to common stock have been retroactively restated to reflect the reverse stock split. The Company reentered the development stage on January 1, 2000 as a result of the discontinued operations of Anhui (Note 2).

          b.  Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

          c.  Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

          d.  Basic (Loss) Per Share

          The computations of basic (loss) per share of common stock are based on the weighted average number of shares outstanding.

                                                            For the Year Ended
                                                            December 31, 2000
                                           ----------------------------------------------------
                                              Gain/(Loss)         Shares           Per Share
                                              (Numerator)      (Denominator)         Amount
                                           ----------------  ----------------   ---------------
          Loss from operations             $       (295,898) $      6,627,601   $         (0.04)
          Gain on disposition of debt               237,163         6,627,601              0.03
          Loss on discontinued operations        (1,990,314)        6,627,601             (0.30)
                                           ----------------  ----------------   ---------------

          Total                            $     (2,049,049)        6,627,601   $         (0.31)
                                           ================  ================   ===============

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          d.  Basic (Loss) Per Share (Continued)

                                                             For the Year Ended
                                                              December 31, 1999
                                           ----------------------------------------------------
                                                Loss             Shares            Per Share
                                             (Numerator)      (Denominator)          Amount
                                           ----------------  ----------------   ---------------
          Loss on discontinued operations  $       (658,479)        5,415,809    $        (0.12)
                                           ----------------  ----------------   ---------------

          Total                            $       (658,479)        5,415,809    $        (0.12)
                                           ================  ================   ===============


          e.  Principles of Consolidation

          The consolidated financial statements include those of China Food and Beverage Company and Victoria Beverage Company Limited. All significant intercompany accounts and transactions have been eliminated.

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

          g.  Capital Assets and Amortization

          Capital assets are recorded at cost and amortization is provided over the estimated economic life on a straight-line basis at the following rates:

                       Equipment                             5 years

          h.  Revenue Recognition

          The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

          i.  New Accounting Pronouncements

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i.  New Accounting Pronouncements (Continued)

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

NOTE 2 -  LOSS OF SUBSIDIARY

          The loss in the first quarter of 2000 from discontinued operations results from a dispute with the Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China. In December 1998, the Company acquired a 55% interest in a Chinese brewery for which it issued 8% convertible debentures in the total principal amount of $21 million. The debentures had a $5.00 conversion price. Pursuant to the terms of the debentures, the Company had the right to require conversion of the debentures. The Company required said conversion and issued 4.2 million shares of its common stock, also in December 1998. The sellers, from whom the Company purchased its interest in the brewery, hold a 45% equity interest in the brewery and agreed to maintain responsibility for the day-to-day operations of the brewery.

          The Company's Chinese asset, which is the brewery, is subject to liens which resulted in the borrowing of approximately $6 million, and the brewery had tax liabilities to the People's Republic of China in excess of $4 million.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 2 -  LOSS OF SUBSIDIARY (Continued)

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 3 -  LITIGATION (Continued)

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

NOTE 4 -  PROPERTY AND FIXED ASSETS

                                                                                     2000
                                                               Accumulated         Net Book
                                                Cost           Depreciation          Value
                                           ----------------  ----------------   ---------------
          Equipment                        $          2,149  $           (716)  $         1,433
                                           ================  ================   ===============


          During the years ended December 31, 2000 and 1999, the Company expensed $430 and $805,729 in depreciation, respectively.

NOTE 5 -  CONCENTRATIONS OF RISK

          a.  Cash and Cash Equivalents

          The Company had cash in money market funds which exceeds the federally insured limit. Additionally, the Company has of cash equivalents held with ITEX Corporation. This balance is not insured by the Federal Deposit Insurance Corporation. The Company does not anticipate any losses as a result of the concentrations of risk.

NOTE 6 -  GOING CONCERN

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -  DISCONTINUED OPERATIONS

          As discussed  in Note 2 to the  Financial  Statements  the Company has
          treated  the  loss  of  the  Chinese   subsidiary  as  a  discontinued
          operation. The loss on discontinued operations for the year ended December 31, 1999 is summarized as follows:

          NET SALES                               $       15,122,886

          COST OF SALES                                    9,858,731
                                                  ------------------

          GROSS MARGIN                                     5,264,155
                                                  ------------------

          COSTS AND EXPENSES

            Selling expenses                                 323,089
            General and administrative                     2,046,149
                                                  ------------------

              Total Costs and Expenses                     2,369,238
                                                  ------------------

          INCOME BEFORE OTHER EXPENSE                      2,894,917

          OTHER EXPENSE

            Interest expense                                 770,607
                                                  ------------------

              Total Other Expense                            770,607
                                                  ------------------

          INCOME (LOSS) BEFORE TAX                         2,124,310

          INCOME TAX EXPENSE (Note 3)                      2,715,508
                                                  ------------------

          INCOME (LOSS) BEFORE MINORITY INTEREST            (591,198)

          MINORITY INTEREST                                  (68,010)
                                                  ------------------

          NET INCOME (LOSS)                                 (659,208)

          OTHER COMPREHENSIVE INCOME

            Currency translation adjustment                      729
                                                  ------------------

              Total Other Comprehensive Income                   729
                                                  ------------------

          NET COMPREHENSIVE INCOME (LOSS)         $         (658,479)
                                                  ==================


          Since there is no information for the loss on discontinued operations for the year ended December 31, 2000, remaining excess of net assets over liabilities has been allowed for in the total of $1,990,314.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

       There are no changes or disagreements with our accountants who are HJ & Associates, LLC., 50 S. Main St., Ste. 1450, Salt Lake City, Utah 84144.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Name                      Age       Position(s) and Office(s)
       ----                      ---       -------------------------
       James Tilton               39       President, Chief Executive Officer,
                                           Treasurer, Director

       Jane Zheng                 38       Secretary, Director

       Li Lin Hu                  56       Director

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

Compliance With Section 16(a)of the Exchange Act

       Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2000, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

       The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer, excluding James Tilton, the current chief executive officer, earned or received annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

                                            Annual Compensation                         Long Term Compensation
                                            -------------------                         ----------------------
                                                                      Other          Restricted
                                                                     Annual            Stock             Other
Name and principal position           Year   Salary   Bonus       Compensation         Awards         Compensation
---------------------------           ----   ------   -----       ------------         ------         ------------
James Tilton, President              1999    $75,000     $0             $0               $0               $0
         "                           2000    $75,000     $0             $0               $0               $0

Jane Zheng, Secretary                1999    $75,000     $0             $0               $0               $0
         "                           2000    $75,000     $0             $0               $0               $0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

       The following table sets forth certain information concerning the stock ownership as of December 31, 2000, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 10,996,505 shares of Common Stock issued on December 31, 2000.

                                    Name and Address
         Title of Class             Amount and Nature of
         of Beneficial Owner        Beneficial Ownership             Percentage of Class
         -------------------        --------------------             -------------------
Common Stock Par Value $0.001       Calder Investments Limited              37%
                                    Omar Hodge Bldg.
                                    Wicken Cay Road Town
                                    Tortula, BVI
                                    4,050,000

Common Stock Par Value $0.001       Korkor Holdings, Ltd.
                                    3 Athol St.
                                    Douglas Isle of Man                     24%
                                    2,672,400

Common Stock Par Value $0.001       Anhui Liu An Beer Company               19%
                                    2,100,000

Common Stock Par Value $0.001       Tiancheng China Corp, Ltd.(a)           10%
                                    530,000

Common Stock Par Value $0.001       Jane Zheng, Director &                   3%
                                    Secretary (c)
                                    82-66 Austin Street
                                    Kew Gardens, NY 11415
                                    281,586

Common Stock Par Value $0.001       James Tilton, Director,                  1%
                                    President & Treasurer(b)
                                    82-66 Austin Street
                                    Kew Gardens, NY 11415
                                    57,251

Common Stock Par Value $0.001       Li Lin Hu, Director (a)                  0%


(a) Tiancheng is an operating entity incorporated in the People's Republic of China of which Li Lin Hu is an officer and director.

(b) Includes 211 shares of common stock owned by ATJ, Incorporated, a Delaware holding company, of whichJames A. Tilton is sole officer, director and shareholder.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

1.        Notice of Breech of Contract



                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 2001.

       CHINA FOOD AND BEVERAGE COMPANY


       By: /s/ James Tilton
       --------------------
               James Tilton, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature          Title                                Date
       ---------          -----                                ----
/s/ James Tilton
----------------          President,                           April 16, 2001
    James Tilton          Chief Executive Officer,
                          Treasurer and Director
/s/ Jane Zheng
--------------            Secretary and Director               April 16, 2001
    Jane Zheng

/s/ Li, Lin Hu            Director                             April 16, 2001
--------------
    Li, Lin Hu