Form 10QSB
period 2001-03-31
CHINA FOOD & BEVERAGE CO
filed 2001-05-15
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
     ---------------.

Commission file number: 0-11734
                        -------


                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                             87-0548148
-------------------------------                             --------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


                 240 Madison Avenue, 7th floor, New York, N.Y. 10016
                  -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (877) 667-9377
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2001 was 10,995,788.

                                TABLE OF CONTENTS

                                     PART I


                                                                         Page

ITEM 1.  FINANCIAL STATEMENTS................................................. 3

ITEM 2.  PLAN OF OPERATION.................................................... 4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.................................................... 5

ITEM 2.  CHANGES IN SECURITIES................................................ 5

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................... 5

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS............................. 5

ITEM 5.  OTHER................................................................ 5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................... 5

         SIGNATURES........................................................... 6

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.

                        CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                      ASSETS

                                                                                March 31,        December 31,
                                                                                  2001               2000
                                                                           ------------------  -----------------
                                                                              (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent                                                $          463,999  $         762,855
   Note receivable                                                                     80,000               --
                                                                           ------------------  -----------------
     Total Current Assets                                                             543,999            762,855
                                                                           ------------------  -----------------
PROPERTY AND FIXED ASSETS

   Equipment                                                                            2,149              2,149
   Accumulated depreciation                                                              (824)              (716)
                                                                           ------------------  -----------------
     Total Fixed Assets                                                                 1,325              1,433
                                                                           ------------------  -----------------
OTHER ASSETS

   Deposits                                                                             1,950              --
                                                                           ------------------  -----------------
     Total Other Assets                                                                 1,950              --
                                                                           ------------------  -----------------
     TOTAL ASSETS                                                          $          547,274  $         764,288
                                                                           ==================  =================



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,        December 31,
                                                                                  2001               2000
                                                                           ------------------  -----------------
                                                                                (Unaudited)
   Accounts payable                                                        $           66,706  $          66,706
   Related party payable                                                                  256              4,077
   Accrued expenses                                                                    37,950             70,088
                                                                           ------------------  -----------------
     Total Current Liabilities                                                        104,912            140,871
                                                                           ------------------  -----------------
     Total Liabilities                                                                104,912            140,871
                                                                           ------------------  -----------------
STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of $0.001
    par value, 10,995,788 and10,996,505 shares issued
    and outstanding, respectively                                                      10,996             10,997
   Additional paid-in capital                                                       2,027,864          2,027,864
   Retained earnings accumulated prior to the development
    stage                                                                             633,605            633,605
   Deficit accumulated during the development stage                                (2,230,103)        (2,049,049)
                                                                           ------------------  -----------------
     Total Stockholders' Equity                                                       442,362            623,417
                                                                           ------------------  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          547,274  $         764,288
                                                                           ==================  =================



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                       From
                                                                                                                   Inception of
                                                                                                                    Development
                                                                                                                     Stage on
                                                                                                                     January 1,
                                                                               For the Three Months Ended           2000 Through
                                                                                         March 31,                    March 31,
                                                                           -------------------------------------
                                                                                  2001               2000              2001
                                                                           ------------------  -----------------  ----------------
NET SALES                                                                  $             --    $            --    $           --

COSTS AND EXPENSES

   General and administrative                                                         182,922             69,417           469,450
                                                                           ------------------  -----------------  ----------------
     Total Costs and Expenses                                                         182,922             69,417           469,450
                                                                           ------------------  -----------------  ----------------
LOSS BEFORE OTHER EXPENSE                                                            (182,922)           (69,417)         (469,450)
                                                                           ------------------  -----------------  ----------------
OTHER INCOME (EXPENSE)

   Interest expense                                                                      --              (31,200)          (13,018)
   Interest income                                                                      1,868                171             5,516
                                                                           ------------------  -----------------  ----------------
     Total Other Income (Expense)                                                       1,868            (31,029)           (7,502)
                                                                           ------------------  -----------------  ----------------
LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, MINORITY INTEREST AND
 DISCONTINUED OPERATIONS                                                             (181,054)          (100,446)         (476,952)

INCOME TAX EXPENSE                                                                       --                 --                --
                                                                           ------------------  -----------------  ----------------
LOSS BEFORE EXTRAORDINARY ITEM                                                       (181,054)          (100,446)         (476,952)

GAIN FROM FORGIVENESS OF DEBT                                                            --              255,640           237,163
                                                                           ------------------  -----------------  ----------------
INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                                                                          (181,054)           155,194          (239,789)
                                                                           ------------------  -----------------  ----------------
LOSS ON DISCONTINUED OPERATIONS                                                          --           (1,990,314)       (1,990,314)
                                                                           ------------------  -----------------  ----------------
NET LOSS                                                                   $         (181,054) $      (1,835,120) $     (2,230,103)
                                                                           ==================  =================  ================
BASIC LOSS PER SHARE                                                       $            (0.02) $           (0.33)
                                                                           ==================  =================
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                10,996,019          5,571,505
                                                                           ==================  =================



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity


                                                                   Common Stock                   Additional
                                                      ---------------------------------------       Paid-In           Retained
                                                          Shares                 Amount             Capital           Earnings
                                                      ------------------   ------------------  -----------------  ----------------
Balance, December 31, 1999                                     5,546,505                5,547            872,070           633,605

Common stock issued for cash
 at $1.00 per share                                               50,000                   50             49,950              --

Common stock issued for cash
 at $1.00 per share                                              200,000                  200            199,800              --

Common stock issued for cash
 at $0.50 per share                                              200,000                  200             99,800              --

Common stock issued for cash
 at $0.25 per share                                              400,000                  400             99,600              --

Common stock issued for cash
 at $0.25 per share                                              800,000                  800            199,200              --

Common stock issued for cash
 at $0.25 per share                                              800,000                  800            199,200              --

Common stock issued for cash
 at $0.10 per share                                            2,000,000                2,000            198,000              --

Common stock issued for cash
 at $0.10 per share                                            1,000,000                1,000             99,000              --

Related party forgiveness of
 interest                                                           --                   --               11,244              --

Change in currency translation                                      --                   --                 --                --

Net loss for the year ended
 December 31, 2000                                                  --                   --                 --          (2,049,049)
                                                      ------------------   ------------------  -----------------  ----------------
Balance, December 31, 2000                                    10,996,505               10,997          2,027,864        (1,415,444)

Cancellation of shares
 (unaudited)                                                        (717)                  (1)              --                 --

Net loss for the three months
 ended March 31, 2001
 (unaudited)                                                        --                   --                 --            (181,054)
                                                      ------------------   ------------------  -----------------  ----------------
Balance, March 31, 2001
 (unaudited)                                                  10,995,788   $           10,996  $       2,027,864  $     (1,596,498)
                                                      ==================   ==================  =================  ================



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                       From
                                                                                                                   Inception of
                                                                                                                   Development
                                                                                                                     Stage on
                                                                                                                    January 1,
                                                                                  For the Three Months Ended       2000 Through
                                                                                          March 31,                  March 31,
                                                                           -------------------------------------
                                                                                 2001                2000              2001
                                                                           ------------------  -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                       $         (181,054) $      (1,835,120) $     (2,230,103)
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                                        108                394               824
     Discontinued operations                                                             --            1,990,314         1,990,314
     Gain on settlement of debt                                                          --             (255,640)         (237,163)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                         (80,000)              --             (80,000)
   (Increase) in deferred and prepaid assets                                             --              (14,546)             --
   (Decrease) increase in accounts payable and
    accrued expenses                                                                  (35,960)              --            (476,001)
   (Increase) in customer prepayments                                                  (1,950)              --              (1,950)
                                                                           ------------------  -----------------  ----------------
     Net Cash (Used) Provided by Operating Activities                                (298,856)          (114,598)       (1,034,079)
                                                                           ------------------  -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                     --                 --                --
                                                                           ------------------  -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                                             --             (424,757)         (424,757)
   Common stock issued for cash                                                          --               50,000         1,150,000
   Payments on notes payable                                                             --              (50,000)         (223,011)
                                                                           ------------------  -----------------  ----------------
     Net Cash Provided (Used) by Financing Activities                                    --             (424,757)          502,232
                                                                           ------------------  -----------------  ----------------
NET INCREASE (DECREASE) IN CASH                                                      (298,856)          (539,355)         (531,847)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                            762,855            995,846           995,846
                                                                           ------------------  -----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $          463,999  $         456,491  $        463,999
                                                                           ==================  =================  ================
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITY

Cash Paid For:

   Interest                                                                $            --     $           --     $          --
   Income taxes                                                            $            --     $           --     $          --



        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at March 31, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


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

NOTE 5 -      NEGOTIATIONS WITH TRITRADEX, INC.

              The Company is in negotiations to acquire Tritradex, Inc. (a New York corporation), the parent company of Shanghai Tritradex Machinery, Inc., a manufacturer and distributor of gasoline dispensing pumps in the Peoples' Republic of China. As part of the negotiations, the Company has advanced $80,000 to Tritradex as an interest free loan. In the event the negotiations with Tritradex are not finalized, the $80,000 will be due to the Company within 10 days.

ITEM 2.  PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.

         Other than what has been disclosed herein and in the year end report for year 2000, filed on April 13, 2001, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The Company

         The Company presently leases office space at 240 Madison Ave., 7th floor, New York, New York, 10016. Business of Issuer

         Since the disposition of Anhui Brewery (Please see year ended 2000 10-KSB, Item 1. Management's Discussion and Analysis, filed on April 13, 2001), the Company will continue to seek to acquire businesses both in China and other countries. The Company intends to locate its target investment opportunities through contacts which management has in China and Southeast Asia. The Company has no full or part time employees, aside from its officers and directors. If the Company requires additional personnel to carry out its business objectives, it will retain outside consultants. In the past, the Company has been successful in retaining consultants through the issuance of its Common Stock and the Company intends to continue this practice in an attempt to avoid expending valuable cash flows.

         On March 4, 2001, the Company entered into an investment agreement with Tritradex, Inc., a US based parent corporation of Shanghai Tritradex Machinery, Inc., a manufacturer and distributor of gasoline assemblies in the People's Republic of China, under license from the Wayne Division of Houston-based Dresser, Inc. See, Exhibit "10".

         Tritradex was incorporated in the state of New York in 1994 and established a Sino-foreign venture in Pudong, Shanghai, the People's Republic of China, named Shanghai Tritradex Machinery, Inc. ("STM"). The main business of STM is designing manufacturing and selling electronic fuel dispensing pumps and related products for use in gasoline stations in China. In 1995 STM entered into a license and technical agreement with Wayne Division of Dresser Industries, Inc. The agreement allowed STM to manufacture, assemble, sell and service Wayne's products in China.

         Wayne is the technological leader in the manufacture and supply of retail petrol fuel dispensers; dispenser control systems, credit/debit card processing terminals and point-of-sale systems for petroleum markets worldwide. They are also the industry leader in developing new technologies. Over 75 countries use their products.

         The Company is continuing to explore the possibility of further investment or a business combination with Tritradex, Inc.

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

Capital Resources and Liquidity

         During the quarter ended March 31, 2001, the Company cancelled 717 unregistered shares of the Company's common stock in accordance with a settlement agreement entered into on March 1, 1999.

Results of Operations

         For the three month period ended March 31, 2001, the Company sustained a loss of ($181,054), or ($0.02) per share (basic and diluted) on revenue of $0.00. The loss in the first quarter of 2001 can be contributed to the fact the Company had no revenue producing operations. For the comparable period of 2000, the Company sustained a loss of ($1,835,120), or ($0.33) per share on revenue of $0.00.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Securities and Exchange Commission v. China Food & Beverage, James C. Tilton, et al. - On July 14, 1999, the Securities and Exchange Commission ("SEC") in the United States District Court, Southern District of Florida, Civil Action No. 99-1968-CIV-GOLD, filed a Complaint for Injunctive and Other
Equitable Relief, as well as a Temporary Restraining Order against, et al, the Company and James C. Tilton ("Tilton") individually, who is the Company's chief executive officer. On April 15, 1999, the Company entered into a Consulting Agreement with The Globus Group, Inc. ("Globus"), a Nevada corporation, whereby Globus was to act as a "...marketing consultant/promoter..." of the Company. The complaint alleges that the Company knowingly or unknowingly disseminated material to the public based on Globus' false representations to the Company. The complaint further alleges that when informed that Globus was engaging in this and other improper activities that might result in creating false impressions with the public, Tilton did not take appropriate corrective action quickly enough.

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

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2001, there were no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5.  OTHER

         During the quarter ended March 31, 2001, there were no material events to report that have not been previously disclosed herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended March 31, 2001, there were no reports on form 8-K.

Exhibit No. 10 - "Material Contracts" - Agreement between the Company and Tritradex, Inc. dated March 4, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14 day of May, 2001.

                                         CHINA FOOD AND BEVERAGE

                                         By: /s/ James Tilton
                                         -------------------------------
                                                 James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                         Date
---------                -----                                         ----

By: /s/ James Tilton     Chief Executive Officer, President,        May 14, 2001
--------------------     Treasurer and Director
        James Tilton

By: /s/ Jane Zheng       Secretary and Director                     May 14, 2001
------------------
        Jane Zheng

                         Director                                   May 14, 2001
By: /s/ Li, Lin Hu
------------------
        Li, Lin Hu