Form 10QSB
period 2001-06-30
CHINA FOOD & BEVERAGE CO
filed 2001-08-14
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to ____________.

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


                 82-66 Austin St., Kew Gardens, New York 11415
                  -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2001 was 11,495,788 shares and, as of the latest practicable date, August 14, 2001, is 9,395,788.

                                TABLE OF CONTENTS

                                     PART I


                                                                          Page

ITEM 1.  FINANCIAL STATEMENTS....................................... F-1 - F-10

ITEM 2.  PLAN OF OPERATION................................................    3


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................    4

ITEM 2.  CHANGES IN SECURITIES............................................    5

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................    5

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................    5

ITEM 5.  OTHER............................................................    5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    5

         SIGNATURES.......................................................    6

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-10 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                            June 30,    December 31,
                                              2001         2000
                                           ---------    ---------
                                          (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent                $ 446,412    $ 762,855
   Note receivable                            80,000         --
   Prepaid expense                            75,000         --
                                           ---------    ---------

     Total Current Assets                    601,412      762,855
                                           ---------    ---------

PROPERTY AND FIXED ASSETS

   Equipment                                   2,149        2,149
   Accumulated depreciation                     (931)        (716)
                                           ---------    ---------

     Total Fixed Assets                        1,218        1,433
                                           ---------    ---------

OTHER ASSETS

   Deposits                                    1,950         --
                                           ---------    ---------

     Total Other Assets                        1,950         --
                                           ---------    ---------

     TOTAL ASSETS                          $ 604,580    $ 764,288
                                           =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,      December 31,
                                                               2001            2000
                                                            -----------    -----------
                                                            (Unaudited)
   Accounts payable                                         $    66,706    $    66,706
   Related party payable                                            256          4,077
   Accrued expenses                                              32,951         70,088
                                                            -----------    -----------

     Total Current Liabilities                                   99,913        140,871
                                                            -----------    -----------

     Total Liabilities                                           99,913        140,871
                                                            -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of $0.001
    par value, 11,495,788 and10,996,505 shares issued
    and outstanding, respectively                                11,496         10,997
   Additional paid-in capital                                 2,077,364      2,027,864
   Retained earnings accumulated prior to the development
    stage                                                       633,605        633,605
   Deficit accumulated during the development stage          (2,217,798)    (2,049,049)
                                                            -----------    -----------

     Total Stockholders' Equity                                 504,667        623,417
                                                            -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   604,580    $   764,288
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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                     From
                                                                                                                 Inception of
                                                                                                                 Development
                                                                                                                 Stage on
                                                                                                                 January 1,
                                            For the Six Months Ended          For the Three Months Ended         2000 Through
                                                     June 30,                           June 30,                   June 30,
                                             2001             2000              2001             2000                2001
                                        ----------------  ---------------   ---------------  ----------------  ---------------
NET SALES                               $         -       $        -        $        -       $         -       $        -
                                        ----------------  ---------------   ---------------  ----------------  ---------------

COSTS AND EXPENSES

   General and administrative                    171,290          201,217           100,878           131,800          457,818
                                        ----------------  ---------------   ---------------  ----------------  ---------------

     Total Costs and Expenses                    171,290          201,217           100,878           131,800          457,818
                                        ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE OTHER EXPENSE                       (171,290)        (201,217)         (100,868)         (131,800)        (457,818)
                                        ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest expense                               -               (31,200)           -                 -               (13,018)
   Interest income                                 2,541              760               673               589            6,189
                                        ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                  2,541          (30,440)              673               589           (6,829)
                                        ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, MINORITY INTEREST AND
 DISCONTINUED OPERATIONS                        (168,749)        (231,657)         (100,195)         (131,211)        (464,647)

INCOME TAX EXPENSE                                -                -                 -                 -                -
                                        ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE EXTRAORDINARY ITEM                  (168,749)        (231,657)         (100,195)         (131,211)        (464,647
                                                                                                                             )

GAIN FROM FORGIVENESS OF DEBT                     -               255,640            -                 -               237,163
                                        ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE MINORITY INTEREST
 AND DISCONTINUED OPERATIONS                    (168,749)          23,983          (100,195)         (131,211)        (227,484)

LOSS ON DISCONTINUED
 OPERATIONS                                       -            (1,990,314)           -                 -            (1,990,314)
                                        ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                $       (168,749) $    (1,966,331)  $      (100,195) $       (131,211) $    (2,217,798)
                                        ================  ===============   ===============  ================  ===============

BASIC LOSS PER SHARE                    $          (0.02) $         (0.33)  $         (0.02) $          (0.02)
                                        ================  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                        11,178,227        5,925,603        11,178,227         5,875,401
                                        ================  ===============   ===============  ================


        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                              Additional          Other            Retained
                                                  Common Stock                  Paid-In       Comprehensive        Earnings
                                            Shares             Amount           Capital          Income           (Deficit)
                                       ---------------  -----------------  ---------------   ---------------  ---------------
Balance, December 31, 1999                   5,546,505  $           5,547  $       872,070   $         8,421  $       633,605

Common stock issued for cash
 at $1.00 per share                             50,000                 50           49,950            -                -

Common stock issued for cash
 at $1.00 per share                            200,000                200          199,800            -                -

Common stock issued for cash
 at $0.50 per share                            200,000                200           99,800            -                -

Common stock issued for cash
 at $0.25 per share                            400,000                400           99,600            -                -

Common stock issued for cash
 at $0.25 per share                            800,000                800          199,200            -                -

Common stock issued for cash
 at $0.25 per share                            800,000                800          199,200            -                -

Common stock issued for cash
 at $0.10 per share                          2,000,000              2,000          198,000            -                -

Common stock issued for cash
 at $0.10 per share                          1,000,000              1,000           99,000            -                -

Related party forgiveness of
 interest                                       -                  -                11,244            -                -

Change in currency translation                  -                  -                -                 (8,421)          -

Net loss for the year ended
 December 31, 2000                              -                  -                -                 -            (2,049,049)
                                       ---------------  -----------------  ---------------   ---------------  ---------------

Balance, December 31, 2000                  10,996,505             10,997        2,027,864            -            (1,415,444)

Cancellation of shares (unaudited)                (717)                (1)          -                 -                -

Common stock issued for cash
 at $0.10 per share (unaudited)                500,000                500           49,500            -                -

Net loss for the six months ended
  June 30, 2001 (unaudited)                     -                  -                -                 -              (168,749)
                                       ---------------  -----------------  ---------------   ---------------  ---------------

Balance, June, 2001 (unaudited)
                                            11,495,788  $          11,496  $     2,077,364   $        -       $    (1,584,193)
                                       ===============  =================  ===============   ===============  ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                From
                                                                                                            Inception of
                                                                                                            Development
                                                                                                            Stage on
                                                                                                            January 1,
                                                                         For the Six Months Ended           2000 Through
                                                                                 June 30                      June 30,
                                                                         2001               2000                2001
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                       $         (168,749) $       (1,966,331) $      (2,217,798)
   Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
     Depreciation and amortization                                               215                 501                931
     Common stock issued for services                                                             -
     Discontinued operations                                                  -                1,990,314          1,990,314
     Gain on settlement of debt                                               -                 (255,640)          (237,163)
   Changes in assets and liabilities:
     (Increase) in note receivable                                           (80,000)             -                 (80,000)
     (Increase) in prepaid expense                                           (75,000)             -                 (75,000)
     (Increase) in construction in progress                                   -                 (143,183)            -
     (Decrease) in accounts payable and accrued expenses                     (40,959)             -                (481,000)
     (Increase) in customer prepayments                                       (1,950)             -                  (1,950)
                                                                  ------------------  ------------------  -----------------

       Net Cash (Used) by Operating Activities                              (366,443)           (374,339)        (1,101,666)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                          -                   -                  -
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                                  -                 (424,757)          (424,757)
   Common stock issued for cash                                               50,000             450,000          1,200,000
   Proceeds from notes payable                                                -                   -                  -
   Payments on notes payable                                                  -                 (163,720)          (223,011)
                                                                  ------------------  ------------------  -----------------

       Net Cash Provided (Used) by Financing Activities                       50,000            (138,477)           552,232
                                                                  ------------------  ------------------  -----------------

NET (DECREASE) IN CASH                                                      (316,443)           (512,816)          (549,434)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                         762,855             995,846            995,846
                                                                  ------------------  ------------------  -----------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                    $          446,412  $          483,030  $         446,412
                                                                  ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF
 CASH FLOW ACTIVITY

Cash Paid For:

   Interest                                                       $           -       $           -       $          -
   Income taxes                                                   $           -       $           -       $          -


        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at June 30, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      LOSS OF SUBSIDIARY

              The loss in the first quarter of 2000 from discontinued operating results from a dispute with the Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operates the Company's brewery in the Peoples' Republic of China. In December 1998, the Company acquired a 55% interest in a Chinese brewery for which it issued 8% convertible debentures in the total principal amount of $21 million. The debentures had a $5.00 conversion price. Pursuant to the terms of the debentures, the Company had the right to require conversion of the debentures. The Company required said conversion and issued 4.2 million shares of its common stock, also in December 1998. The sellers, from whom the Company purchased its interest in the brewery, hold a 45% equity interest in the brewery and agreed to maintain responsibility for the day-to-day operations of the brewery.

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 2 -      LOSS OF SUBSIDIARY (Continued)

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

              On June 18, 2001 the offer made by the company was accepted by the SEC. The SEC ordered that the company and Tilton cease and desist from committing any securities violations in the futures.

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 5 -      NEGOTIATIONS WITH TRITRADEX, INC.

              The Company is in negotiations to acquire Tritradex, Inc. (a New York corporation), the parent company of Shanghai Tritradex Machinery, Inc., a manufacturer and distributor of gasoline dispensing pumps in the Peoples' Republic of China. As part of the negotiations, the Company has advanced $80,000 to Tritradex as an interest free loan. In the event the negotiations with Tritradex are not finalized, the $80,000 will be due to the Company within 10 days. At June 30, 2001 the acquisition had not closed.

NOTE 6 -      SUBSEQUENT EVENTS

              In July 2001, The Company recovered and canceled 2,100,000 shares of the 4,200,000 shares originally issued for the Chinese acquisition (see Note 2). The Company is attempting to recover the remaining 2,100,000 shares. No assurance can be given to their recoverability.

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

The Company

 The Company presently offices at 82-66 Austin St., Kew Gardens, New York 11415.

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

Capital Resources and Liquidity

         During the quarter ended June 30, 2001, the Company issued 500,000 shares of Common Stock for cash valued at $.10 per share.

Results of Operations

         For the three month ended June 30, 2001, the Company sustained a loss of $100,195 or $0.02 per share (basic and diluted). The loss in the second quarter of 2001 can be attributed to a lack of revenues. For the comparable period of 2000, the Company sustained a loss of $131,211 or $0.02 per share (basic and diluted). As a result of a reserve the Company had a deficiency of stockholder's equity of $504,667 at June 30, 2001.


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

         The company announced that effective as of June 18, 2001, China Food & Beverage Co. entered into a cease-and-desist Order ("the Order"), along with its principal executive officer, with the Securities and Exchange Commission pursuant to section 21C of the Securities and Exchange Act of 1934. The Order instituting the cease-and-desist was entered by consent. A copy of the actual Order is attached. See Exhibit - Item 99.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended June 30, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended June 30, 2001, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER

         Through a reverse merger recapitalization by which the Company acquired 100% of Victoria Beverage Company, Ltd., for 4,200,000 shares of the Company's common stock, resulted in the Company owning 55% of Anhui Hao Dun Brewery Co., Ltd., situated in the People's Republic of China.

         In May 2000, the sellers of Anhui Hao Dun Brewery Co., Ltd. claimed that the Company was in default of its obligations to repurchase or cause to be repurchased from the sellers, a significant majority of the shares of the common stock issued upon conversion of the debentures or, to provide additional capital. As a result of the alleged default, they refused to provide the Company with any financial information concerning the operations of the brewery and assumed control of the brewery.

       The Company believes that the claims made by the sellers are without merit. However, as the assets of the brewery are in the Peoples' Republic of China and the Company has no effective control over the business or the financial concerns of the brewery, the Company has fully reserved against all of its assets located in China.

         Accordingly, the Company cancelled 2,100,000 shares of the 4,200,000 shares previously issued. The Company has placed a stop-transfer on the remaining 2,100,000 pending resolution of this issue between the sellers of Anhui Hao Dun Brewery and the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended June 30, 2001, the Company filed an 8-K on June 29, 2001, a copy of which is attached hereto.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th_ day of August, 2001.

                                CHINA FOOD AND BEVERAGE

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

Signature                   Title                                    Date
---------                   -----                                    ----


By: /s/James Tilton    Chief Executive Officer, President,       August 14, 2001
-------------------    Treasurer and Director
       James Tilton


By: /s/ Jane Zheng     Secretary and Director                    August 14, 2001
------------------
        Jane Zheng


By: /s/ Li, Lin Hu     Director                                  August 14, 2001
------------------
        Li, Lin Hu