Form 10QSB
period 2001-09-30
CHINA FOOD & BEVERAGE CO
filed 2001-11-13
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to_____________.

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

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2001 was 9,395,788 shares, with 386 shareholders of record.

                                TABLE OF CONTENTS

                                     PART I


                                                                        Page
                                                                        ----

ITEM 1.  FINANCIAL STATEMENTS........................................ 3 - 12

ITEM 2.  PLAN OF OPERATION............................................... 13


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS............................................... 14

ITEM 2.  CHANGES IN SECURITIES........................................... 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................. 14

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS........................ 14

ITEM 5.  OTHER........................................................... 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 15

         SIGNATURES...................................................... 15

                                     PART I


ITEM  1. FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                           September 30,        December 31,
                                                2001               2000
                                         ------------------  -----------------
                                            (Unaudited)

CURRENT ASSETS

   Cash and cash equivalent              $          489,518  $         762,855
   Note receivable - related                          1,100                  -
   Prepaid expense                                   37,500                  -
                                         ------------------  -----------------

     Total Current Assets                           528,118            762,855
                                         ------------------  -----------------

PROPERTY AND FIXED ASSETS

   Equipment                                          2,149              2,149
   Accumulated depreciation                          (1,039)              (716)
                                         ------------------  -----------------

     Total Fixed Assets                               1,110              1,433
                                         ------------------  -----------------

OTHER ASSETS

   Deposits                                           1,950                  -
                                         ------------------  -----------------

     Total Other Assets                               1,950                  -
                                         ------------------  -----------------

     TOTAL ASSETS                        $          531,178  $         764,288
                                         ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             September 30,        December 31,
                                                                                  2001                2000
                                                                           ------------------  -----------------
                                                                              (Unaudited)
   Accounts payable                                                        $           66,666  $          66,706
   Related party payable                                                                    -              4,077
   Accrued expenses                                                                         -             70,088
                                                                           ------------------  -----------------

     Total Current Liabilities                                                         66,666            140,871
                                                                           ------------------  -----------------

     Total Liabilities                                                                 66,666            140,871
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of $0.001
    par value, 9,395,788 and10,996,505 shares issued
    and outstanding, respectively                                                       9,396             10,997
   Additional paid-in capital                                                       2,079,465          2,027,864
   Retained earnings accumulated prior to the development
    stage                                                                             633,605            633,605
   Deficit accumulated during the development stage                                (2,257,954)        (2,049,049)
                                                                           ------------------  -----------------

     Total Stockholders' Equity                                                       464,512            623,417
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          531,178  $         764,288
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

                                          CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                               Consolidated Statements of Operations
                                                            (Unaudited)

                                                                                                                        From
                                                                                                                     Inception of
                                                                                                                    Development
                                                                                                                      Stage on
                                               For the Nine Months Ended          For the Three Months Ended          January 1,
                                                          September 30,                       September 30,         2000 Through
                                             ---------------------------------   ---------------------------------  September 30,
                                                     2001              2000              2001             2000          2001
                                             ----------------  ---------------   ---------------  ----------------  ---------------
NET SALES                                    $              -  $             -   $             -  $              -  $             -
                                             ----------------  ---------------   ---------------  ----------------  ---------------

COSTS AND EXPENSES

   General and administrative                         212,242          417,621            40,952           216,404          498,770
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Costs and Expenses                         212,242          417,621            40,952           216,404          498,770
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE OTHER EXPENSE                            (212,242)        (417,621)          (40,952)         (216,404)        (498,770)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest expense                                         -          (31,200)                -                 -          (13,018)
   Interest income                                      3,337            1,886               796             1,126            6,985
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                       3,337          (29,314)              796             1,126           (6,033)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, MINORITY INTEREST AND
 DISCONTINUED OPERATIONS                             (208,905)        (446,935)          (40,156)         (215,278)        (504,803)

INCOME TAX EXPENSE                                          -                -                 -                 -                -
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE EXTRAORDINARY ITEM                       (208,905)        (446,935)          (40,156)         (215,278)        (504,803)

GAIN FROM FORGIVENESS OF DEBT                               -          255,640                 -                 -          237,163
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE MINORITY INTEREST
 AND DISCONTINUED OPERATIONS                         (208,905)        (191,295)          (40,156)         (215,278)        (267,640)

LOSS ON DISCONTINUED
 OPERATIONS                                                 -       (1,990,314)                -                 -       (1,990,314)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                     $       (208,905) $    (2,181,609)  $       (40,156) $       (215,278) $    (2,257,954)
                                             ================  ===============   ===============  ================  ===============

BASIC LOSS PER SHARE                         $          (0.02) $         (0.36)  $         (0.00) $          (0.03)
                                             ================  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              9,182,905        6,096,140         9,182,905         6,906,395
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

                                       CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                                                (A Development Stage Company)
                                        Consolidated Statement of Stockholders' Equity


                                                     Common Stock            Additional          Other          Retained
                                       ----------------------------------     Paid-In        Comprehensive      Earnings
                                              Shares           Amount         Capital            Income         (Deficit)
                                       ---------------  -----------------  ---------------   ---------------  ---------------
Balance, December 31, 1999                   5,546,505  $           5,547  $       872,070   $         8,421  $       633,605

Common stock issued for cash
 at $1.00 per share                             50,000                 50           49,950                 -                -

Common stock issued for cash
 at $1.00 per share                            200,000                200          199,800                 -                -

Common stock issued for cash
 at $0.50 per share                            200,000                200           99,800                 -                -

Common stock issued for cash
 at $0.25 per share                            400,000                400           99,600                 -                -

Common stock issued for cash
 at $0.25 per share                            800,000                800          199,200                 -                -

Common stock issued for cash
 at $0.25 per share                            800,000                800          199,200                 -                -

Common stock issued for cash
 at $0.10 per share                          2,000,000              2,000          198,000                 -                -

Common stock issued for cash
 at $0.10 per share                          1,000,000              1,000           99,000                 -                -

Related party forgiveness of
 interest                                            -                  -           11,244                 -                -

Change in currency translation                       -                  -                -            (8,421)               -

Net loss for the year ended
 December 31, 2000                                   -                  -                -                 -       (2,049,049)
                                       ---------------  -----------------  ---------------   ---------------  ---------------

Balance, December 31, 2000                  10,996,505             10,997        2,027,864                 -       (1,415,444)

Cancellation of shares (unaudited)                (717)                (1)               -                 -                -

Common stock issued for cash
 at $0.10 per share (unaudited)                500,000                500           49,500                 -                -

Cancellation of shares (unaudited)          (2,100,000)            (2,100)           2,100                 -                -

Net loss for the nine months ended
  September 30, 2001 (unaudited)                     -                  -                -                 -         (208,905)
                                       ---------------  -----------------  ---------------   ---------------  ---------------

Balance, September 30, 2001
 (unaudited)                                 9,395,788  $           9,396  $     2,079,464   $             -  $    (1,624,349)
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

                                       CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                                                (A Development Stage Company)
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)

                                                                                                                 From
                                                                                                              Inception of
                                                                                                             Development
                                                                                                               Stage on
                                                                       For the Nine Months Ended               January 1,
                                                                                 September 30,                2000 Through
                                                                  --------------------------------------     September 30,
                                                                           2001                2000               2001
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 (208,905)         (2,181,609) $      (2,257,954)
   Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
     Depreciation and amortization                                               321                 609              1,037
     Common stock issued for services
     Discontinued operations                                                       -           1,990,314          1,990,314
     Gain on settlement of debt                                                    -            (255,640)          (237,163)
   Changes in assets and liabilities:
     (Increase) in note receivable - related party                            (1,100)                  -             (1,100)
     (Increase) in prepaid expense                                           (37,500)                  -            (37,500)
     (Increase) in construction in progress                                        -            (143,183)                 -
     (Decrease) in accounts payable and accrued expenses                     (74,203)                  -           (514,244)
     (Increase) in customer prepayments                                       (1,950)                  -             (1,950)
     Increase in payroll taxes payable                                             -              38,643                  -
                                                                  ------------------  ------------------  -----------------

       Net Cash (Used) by Operating Activities                              (323,337)           (550,866)        (1,058,560)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                               -                   -                  -
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                                       -            (424,757)          (424,757)
   Common stock issued for cash                                               50,000             650,000          1,200,000
   Proceeds from notes payable                                                     -                   -                  -
   Payments on notes payable                                                       -            (163,720)          (223,011)
                                                                  -----------------   ------------------  -----------------

       Net Cash Provided by Financing Activities                              50,000              61,523            552,232
                                                                  ------------------  ------------------  -----------------

NET (DECREASE) IN CASH                                                      (273,337)           (489,343)          (506,328)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                         762,855             995,846            995,846
                                                                  ------------------  ------------------  -----------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                    $          489,518  $          506,503  $         489,518
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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September, 2001 and December 31, 2000


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at September 30, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 5 -      NEGOTIATIONS WITH TRITRADEX, INC.

              The Company is in negotiations to acquire Tritradex, Inc. (a New York corporation), the parent company of Shanghai Tritradex Machinery, Inc., a manufacturer and distributor of gasoline dispensing pumps in the Peoples' Republic of China. As part of the negotiations, the Company has advanced $80,000 to Tritradex as an interest free loan. In September 2001, Tritradex paid back the $80,000. Although the loan was paid in full, negotiations for the acquisition of Tritradex are ongoing.

NOTE 6 -      DISSOLUTION OF SUBSIDIARY

              In September 2001, the Company's wholly owned subsidiary, Victoria Beverage, was dissolved. The only asset of the subsidiary was 6,000,000 shares of Gourmet's Choice Coffee Company. These shares were transferred to the Company. The Company will carry the shares at Victoria's cost of $0.00. Gourmet's Choice is a related entity.

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

The Company
-----------

              The Company presently offices at 82-66 Austin St., Kew Gardens, New York 11415.

Business of Issuer
------------------

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

              Tritradex was incorporated in the state of New York in 1994 and established a Sino- foreign venture in Pudong, Shanghai, the People's Republic of China, named Shanghai Tritradex Machinery, Inc. ("STM"). The main business of STM is designing manufacturing and selling electronic fuel dispensing pumps and related products for use in gasoline stations in China. In 1995 STM entered into a license and technical agreement with Wayne Division of Dresser Industries, Inc. The agreement allowed STM to manufacture, assemble, sell and service Wayne's products in China.

              Wayne is the technological leader in the manufacture and supply of retail petrol fuel dispensers; dispenser control systems, credit/debit card processing terminals and point- of-sale systems for petroleum markets worldwide. They are also the industry leader in developing new technologies. Over 75 countries use their products.

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




Capital Resources and Liquidity
-------------------------------

              During the quarter ended September 30, 2001, the Company did not issue any shares of its Common Stock for cash or services.

Results of Operations

              For the three month ended September 30, 2001, the Company sustained a loss of $40,156 or $0.00 per share (basic and diluted). The loss in the second quarter of 2001 can be attributed to a lack of revenues. For the comparable period of 2000, the Company sustained a loss of $215,278 or $0.03 per share (basic and diluted). As a result of a reserve the Company had a deficiency of stockholder's equity of $464,512 at September 30, 2001.


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

              The company announced that effective as of September 18, 2001, China Food & Beverage Co. entered into a cease-and-desist Order ("the Order"), along with its principal executive officer, with the Securities and Exchange Commission pursuant to section 21C of the Securities and Exchange Act of 1934. The Order instituting the cease-and-desist was entered by consent.

ITEM 2. CHANGES IN SECURITIES

              During the quarter ended September 30, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              During the quarter ended September 30, 2001, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the quarter ended September 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER EVENTS

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

              September 2001, the Company's wholly owned subsidiary, Victoria Beverage, was dissolved. The only asset of the subsidiary was 6,000,000 shares of Gourmet's Choice Coffee Company. These shares were transferred to the Company. The Company will carry the shares at Victoria's cost of $0.00. Gourmet's Choice is a related entity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              None.



                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November, 2001.


                             CHINA FOOD AND BEVERAGE

                                /s/ James Tilton
                                ----------------
                             James Tilton, President

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                  Date
---------                        -----                  ----
/s/James Tilton                  Chief Executive        November 12, 2001
---------------                  Officer, President,
James Tilton                     Treasurer and
                                 Director



/s/ Jane Zheng                   Secretary and          November 12, 2001
--------------                   Director
Jane Zheng




/s/ Lin Hu Li                    Director               November 12, 2001
-------------
Lin Hu Li,