Form 10KSB
period 2001-12-31
CHINA FOOD & BEVERAGE CO
filed 2002-03-26
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                  82-66 Austin St., Kew Gardens, New York 11415
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (877) 667-9377
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2001, was approximately $104,364.

         The number of shares of Registrant's Common Stock outstanding on December 31, 2001, was 9,395,788.

         The Registrant's total revenues for the year ended December 31, 2001, were $0.00.

                                TABLE OF CONTENTS

             PART I                                                         PAGE
                                                                            ----

ITEM 1.      DESCRIPTION OF BUSINESS.......................................... 3

ITEM 2.      DESCRIPTION OF PROPERTY.......................................... 4

ITEM 3.      LEGAL PROCEEDINGS................................................ 4

ITEM 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS.................................... 5

             PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS............................................. 5

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS....................................................... 5

ITEM 7.      FINANCIAL STATEMENTS............................................. 6

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS...................................................... 6

             PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS;  COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT................................ 7

ITEM 10.     EXECUTIVE COMPENSATION........................................... 7

ITEM 11.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS.......................... 8

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K................................. 9

SIGNATURES.................................................................... 9

INDEX TO EXHIBITS...............................ATTACHED TO END OF THIS DOCUMENT

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development:

         China Food and Beverage Company, a Nevada corporation (the "Company" or, "Corporation"), has executive offices at: 82-66 Austin St., Kew Gardens, New York 11415. The Company was incorporated in Nevada on November 6, 1981 under the name Logos Scientific Inc. On May 5, 1992, the Company changed its name to Logos International, Inc. On October 23, 1995, the Company changed its name to OMAP Holdings Incorporated. On March 31, 1997, the Company changed its name to China Food and Beverage Company.

         On December 30, 1998,  the Company  closed on an agreement  with Calder
Investments Limited and Li, Lin Hu by issuing its 5 year and one day 8% Debenture in the amount of $10,500,000 to each of Calder Investments Limited and Li, Lin Hu. This issuance consummated the transactions described in the Company 8-K dated May 6, 1998. On the same day, December 30, 1998, the Company caused the conversion of the Debentures above described in the terms incorporated therein by issuing to each of Li, Lin Hu and Calder Investments Limited thereupon caused 1,050,000 of their shares to be issued to Anhui Lui An Beer Company Ltd., to redeem their note to Anhui Lui An Beer Company Ltd. On December 31, 1998, the Company issued a total of 4,200,000 shares of its common stock to the following persons and entities in the following amounts pursuant to Debentures which were converted on December 30, 1998; Calder Investments Limited = 1,050,000 shares of common stock; Li, Lin Hu =1,050,000 shares of common stock Anhui Liu An Beer Company Ltd. = 2,100,000 shares of common stock. This issuance caused the three individuals and entities above set forth to become the control persons of the Registrant.

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

         On September 2001, the Company's wholly owned subsidiary, Victoria Beverage Company, was dissolved. The only asset of the subsidiary was 6,000,000 shares of Gourmet's Choice Coffee Co., Inc. These shares were transferred to the Company. The Company will carry the shares at Victoria's cost of $0.00. Gourmet's Choice is a related entity.

Business of Issuer:

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

         On September 17, 2001, Tridradex, Inc. re-paid an $80,000 investment which the Company had previously proffered on March 4, 2001. The Company is continuing to explore the possibility of further investment or a business combination with Tritradex, Inc.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company presently occupies office space, free of charge, at: 82-66 Austin St., Kew Gardens, New York 11415.

ITEM 3.  LEGAL PROCEEDINGS

         Securities and Exchange Commission v. China Food and Beverage, James C. Tilton, et al. - On July 14, 1999, the Securities and Exchange Commission ("SEC") in the United States District Court, Southern District of Florida, Civil Action No. 99-1968-CIV-GOLD, filed a Complaint for Injunctive and Other
Equitable Relief, as well as a Temporary Restraining Order against, et al, the Company and James C. Tilton ("Tilton") individually who is the Company's chief executive officer. On April 15, 1999, the Company entered into a Consulting Agreement with The Globus Group, Inc. ("Globus"), a Nevada corporation, whereby Globus was to act as a "...marketing consultant/promoter..." of the Company. The complaint alleges that the Company, knowingly or unknowingly disseminated material to the public based on Globus' false representations to the Company. The complaint further alleges that when informed that Globus was engaging in this and other improper activities that might result in creating false impressions with the public, Tilton did not take appropriate corrective action quickly enough.

         As soon as the Company became aware of the SEC's complaint, the Company took immediate steps to investigate the allegations against Globus. After numerous attempts to contact Globus, without success, the Company's Officers and

Board of Directors felt it was in the Company's best interest to formally terminate the aforementioned Consulting Agreement with Globus.

         Effective as of June 18, 2001, China Food and Beverage Co. entered into a cease-and- desist Order ("the Order"), along with its principal executive officer, with the Securities and Exchange Commission pursuant to section 21C of the Securities and Exchange Act of 1934. The Order instituting the cease-and-desist was entered by consent. A copy of the actual Order is attached. See Exhibit - Item 99.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended 2001, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 2000 and 2001. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

             QUARTER                      HIGH                       LOW
             -------                      ----                        ---
Quarter Ended December 31, 2000           $ .43                      $ .12

Quarter Ended September 30, 2000          $ .43                      $ .15

Quarter Ended June 30, 2000               $1.62                      $ .37

Quarter Ended March 31, 2000              $4.25                      $1.00

Quarter Ending December 31, 2001          $ .21                      $ .08

Quarter Ending September 30, 2001         $ .35                      $ .25

Quarter Ended June 30, 2001               $ .34                      $ .06

Quarter Ended March 31, 2001              $ .19                      $ .09

Shareholders:

         There were approximately 383 record holders of Common Stock as of December 31, 2001, holding a total of 9,935,788 outstanding shares of Common Stock.

Dividends:

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's analysis of its financial condition and results of its operations was addressed in the Company's 10-KSB, filed, on or about, April 15, 2001. Several significant events have occurred since that filing to date that are set forth below, and may be considered material changes affecting the Company's position.

         On December 30, 1998, the Company closed on the April 27,1998, Agreement with Calder Investments Limited and Li, Lin Hu by issuing its 5 year and one day 8% Debenture in the amount of $10,500,000 to each of Calder Investments Limited and Li, Lin Hu. This issuance consummated the transactions described in the Company 8-K dated May 6, 1998. On the same day, December 30, 1998, the Company caused the conversion of the Debentures above described in the terms incorporated therein by issuing to each of Li, Lin Hu and Calder Investments Limited thereupon caused 1,050,000 of their shares to be issued to Anhui Lui An Beer Company Ltd., to redeem their note to Anhui Lui An Beer Company Ltd. On December 31, 1998, the Company issued a total of 4,200,000 shares of its common stock to the following persons and entities in the following amounts pursuant to Debentures which were converted on December 30, 1998; Calder Investments Limited =1,050,000 shares of common stock; Li, Lin Hu =1,050,000 shares of common stock Anhui Liu An Beer Company Ltd. = 2,100,000 shares of common stock. This issuance caused the three individuals and entities above set forth to become the control persons of the Registrant.

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

Results of Operations:

         The Company's "Total Liabilities and Stockholder's Equity" for year ending 2001 was $462,052 of which, as set forth on Page F-4 of the attached Financials. The "Consolidated Statement of Operations" set forth on Page F-5 of the attached Financial Statements, the Net Sales, the Cost of Sales and the Gross Margin were all $0.00.

Capital Resources and Liquidity:

         During 2001, the Company issued 500,000 shares of Common Stock for cash valued at $50,000 or, $0.10 per share; no shares were issued for services rendered. On January 29, 2001, the Company cancelled 717 unregistered shares of the Company's common stock in accordance with a settlement agreement entered into on March 1, 1999. On May 11, 2001, the Company cancelled 2,100,000 shares previously issued to Anhui Hao Dun Brewery Co., Ltd. The negative cash flow reflected on the "Consolidated Statements of Cash Flow" Page F-7 of the attached Financials, is a result of funds used to pay costs and other accrued expenses.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         There are no changes or disagreements with our accountants who are HJ & Associates, LLC., 50 S. Main St., Ste. 1450, Salt Lake City, Utah 84144.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S


Independent Auditors' Report............................................... F-3

Consolidated Balance Sheet................................................. F-4

Consolidated Statements of Operations...................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit).................. F-6

Consolidated Statements of Cash Flows...................................... F-7

Notes to the Consolidated Financial Statements............................. F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
China Food and Beverage Company and Subsidiaries
(A Development Stage Company)
Kew Gardens, New York

We have audited the accompanying consolidated balance sheet of China Food and Beverage Company and Subsidiaries (a development stage company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage on January 1, 2000 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Food and Beverage Company and Subsidiaries (a development stage company) as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and from the inception of the development stage on January 1, 2000 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



By: /s/ HJ & Associates, LLC
----------------------------
        HJ & Associates, LLC
        Salt Lake City, Utah
        March 12, 2002

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                                                     December 31,
                                                                         2001
                                                                     -----------
CURRENT ASSETS
   Cash and cash equivalents                                         $    21,133
   Account receivable - related party                                      1,100
   Exchange credits                                                      438,816
                                                                     -----------

     Total Current Assets                                                461,049
                                                                     -----------

PROPERTY AND FIXED ASSETS (Note 4)

   Equipment                                                               2,149
   Accumulated depreciation                                               (1,146)
                                                                     -----------

     Total Fixed Assets                                                    1,003
                                                                     -----------

     TOTAL ASSETS                                                    $   462,052
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                             $    70,247
                                                                     -----------

     Total Current Liabilities                                            70,247
                                                                     -----------

     TOTAL LIABILITIES                                                    70,247
                                                                     -----------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 preferred shares at $0.001 par value;
     9,395,788 shares issued and outstanding                               9,396
   Additional paid-in capital                                          2,079,464
   Retained earnings accumulated prior to the development stage          633,605
   Deficit accumulated during the development stage                   (2,330,660)
                                                                     -----------

     Total Stockholders' Equity                                          391,805
                                                                     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   462,052
                                                                     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                          From
                                                                      Inception of
                                                                       Development
                                                                        Stage on
                                                                       January 1,
                                           For the Years ended        2000 Through
                                              December 31,            December 31,
                                         2001             2000             2001
                                      ------------    ------------    ------------
                                                       (RESTATED)
NET SALES                             $       --      $       --      $       --

COSTS AND EXPENSES

   Selling expenses                           --              --              --
   General and administrative              307,835         277,377         585,212
                                      ------------    ------------    ------------

     Total Costs and Expenses              307,835         277,377         585,212
                                      ------------    ------------    ------------

LOSS BEFORE OTHER EXPENSE                 (307,835)       (277,377)       (585,212)
                                      ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Refund of tax penalties                  16,237            --            16,237
   Interest expense                         (2,745)        (13,018)        (15,763)
   Interest income                           3,581           3,648           7,229
                                      ------------    ------------    ------------

     Total Other Income (Expense)           17,073          (9,370)          7,703
                                      ------------    ------------    ------------

LOSS BEFORE TAX, EXTRAORDINARY
   ITEM AND DISCONTINUED OPERATIONS       (290,762)       (286,747)       (577,509)

INCOME TAX EXPENSE                            --              --              --
                                      ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS       (290,762)       (286,747)       (577,509)

LOSS ON DISCONTINUED OPERATIONS               --        (1,990,314)     (1,990,314)
                                      ------------    ------------    ------------

LOSS BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEM                 (290,762)     (2,277,061)     (2,567,823)

GAIN ON DISPOSITION OF DEBT                   --           237,163         237,163
                                      ------------    ------------    ------------

MINORITY INTEREST                             --              --              --
                                      ------------    ------------    ------------

NET LOSS                              $   (290,762)   $ (2,039,898)   $ (2,330,660)
                                      ============    ============    ============

BASIC LOSS PER SHARE                  $      (0.03)   $      (0.31)
                                      ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                   10,281,349       6,627,601
                                      ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                       Additional     Other         Retained
                                               Common Stock             Paid-In   Comprehensive     Earnings
                                          Shares          Amount        Capital       Income        (Deficit)
                                        -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1999                5,546,505    $     5,547    $   872,070   $     8,421    $   633,605

Common stock issued for cash
   at $1.00 per share                        50,000             50         49,950          --             --

Common stock issued for cash
   at $1.00 per share                       200,000            200        199,800          --             --

Common stock issued for cash
   at $0.50 per share                       200,000            200         99,800          --             --

Common stock issued for cash
   at $0.25 per share                       400,000            400         99,600          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.10 per share                     2,000,000          2,000        198,000          --             --

Common stock issued for cash
   at $0.10 per share                     1,000,000          1,000         99,000          --             --

Related party forgiveness of interest          --             --           11,244          --             --

Change in currency translation                 --             --             --          (8,421)          --

Net loss for the year ended
   December 31, 2000 (Restated)                --             --             --            --       (2,039,898)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2000 (Restated)    10,996,505         10,997      2,027,864          --       (1,406,293)

Cancelled shares (Note 9)                      (717)            (1)          --            --             --

Common stock issued for cash
   At $0.10 per share                       500,000            500         49,500          --             --

Cancelled shares (Note 9)                (2,100,000)        (2,100)         2,100          --             --

Net loss for the year  ended
   December 31, 2001                           --             --             --            --         (290,762)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2001                9,395,788    $     9,396    $ 2,079,464          --      $(1,697,055)
                                        ===========    ===========    ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                           From
                                                                                       Inception of
                                                                                        Development
                                                                                         Stage on
                                                                                        January 1,
                                                             For the Years Ended       2000 Through
                                                                 December 31,          December 31,
                                                             2001           2000          2001
                                                         -----------    -----------    -----------
                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                            $  (290,762)   $(2,039,898)   $(2,330,660)
   Adjustments to reconcile net (loss) to net cash
     used by operating activities:
       Depreciation and amortization                             430            716          1,146
       Discontinued operations                                  --        1,990,314      1,990,314
       Gain on settlement of debt                               --         (237,163)      (237,163)
   Changes in assets and liabilities:
     (Increase) in accounts receivable - related party        (1,100)          --           (1,100)
     Decrease in exchange credits                                758           --              758
     Increase in accounts payable and accrued expenses       (57,397)      (449,192)      (506,589)
     Decrease in related party payable                        (4,077)          --           (4,077)
                                                         -----------    -----------    -----------

       Net Cash Used by Operating Activities                (352,148)      (735,223)    (1,087,371)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                            --             --             --

     Increase in note receivable                             (80,000)          --          (80,000)
     Receipt of payment on note receivable                    80,000           --           80,000
                                                         -----------    -----------    -----------

       Net Cash Provided by Investing Activities                --             --             --
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                    --         (424,757)      (424,757)
   Common stock issued for cash                               50,000      1,150,000      1,200,000
   Proceeds from issuance of note payable                    100,000           --          100,000
   Payments on notes payable                                (100,000)      (223,011)      (323,011)
                                                         -----------    -----------    -----------

       Net Cash Provided by Financing Activities              50,000        502,232        552,232
                                                         -----------    -----------    -----------

NET DECREASE IN CASH                                        (302,148)      (232,991)      (535,139)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                 323,281        556,272        556,272
                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    21,133    $   323,281    $    21,133
                                                         ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                          $      --      $      --      $      --
   Interest                                              $     3,000    $      --      $     3,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                          $      --      $      --      $      --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

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

              The Company has a 100% owned subsidiary, Victoria Beverage Company Limited (Victoria), which has a 55% owned subsidiary (Anhui Hao Dun Brewery Co. Ltd.) (Anhui) which has incorporated in the nation of China in 1986, for the purpose of operating a beer brewery. Victoria was incorporated in the Isle of Man on May 9, 1993 for the purpose of acquiring foreign companies.

              The Company acquired 100% of the shares of Victoria which owns 55% of Anhui for 4, 200,000 shares of the Company's common stock. The acquisition was accounted for as a recapitalization of Victoria because the shareholders of Victoria controlled the Company after the acquisition. Therefore, Victoria was treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Victoria in the exchange. The Company is the acquiring entity for legal purposes and Victoria is the surviving entity for accounting purposes. On December 18, 1998, the shareholders of the Company authorized a 1-for-100 reverse stock split. All references to common stock have been retroactively restated to reflect the reverse stock split. The Company reentered the development stage on January 1, 2000 as a result of the discontinued operations of Anhui (Note 2).

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

              d.  Basic (Loss) per Share

              The computations of basic (loss) per share of common stock are based on the weighted average number of shares outstanding:

                                                          For the Year Ended
                                                           December 31, 2001
                                     ----------------------------------------------------------
                                         Gain/(Loss)           Shares           Per Share
                                         (Numerator)        (Denominator)          Amount
                                     ------------------  ------------------  ------------------

              Basic Loss per share   $         (290,762)         10,281,349  $            (0.03)
                                     ==================  ==================  ==================

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -      ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES
              (Continued)

              d.  Basic (Loss) per Share (Continued)

                                                                             For the Year Ended
                                                                              December 31, 2000
                                                                                 (Restated)
                                                        ----------------------------------------------------------
                                                            Gain/(Loss)           Shares           Per Share
                                                            (Numerator)        (Denominator)          Amount
                                                        ------------------     ---------------  ------------------
              Loss from operations                      $         (286,747)          6,627,601  $            (0.04)
              Gain on disposition of debt                          237,163           6,627,601                0.03
              Loss on discontinued operations                   (1,990,314)          6,627,601               (0.30)
                                                        ------------------  ------------------  ------------------

              Total                                     $       (2,039,898)          6,627,601  $            (0.31)
                                                        ==================  ==================  ==================


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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -      ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES
              (Continued)

              i.  New Accounting Pronouncements

              During the year ended December 31, 2001, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

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

              On June 18, 2001 the offer made by the Company was accepted by the SEC. The SEC ordered that the Company and Tilton cease and desist from committing any securities violations in the future.

NOTE 4 -      PROPERTY AND FIXED ASSETS

                                                                         2001
                                                Accumulated            Net Book
                                 Cost           Depreciation            Amount
                         ------------------  -----------------    -----------------
              Equipment  $            2,149  $          (1,146)   $           1,003
                         ==================  =================    =================


              During the years ended December 31, 2001 and 2000, the Company expensed $430 and $430 in depreciation, respectively.

NOTE 5 -      CONCENTRATIONS OF RISK

              a.  Barter Exchange Credits

              The  Company   has  barter   exchange   credits   held  with  ITEX
              Corporation. This balance is not insured by the Federal Deposit Insurance Corporation.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

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

NOTE 7 -      NEGOTIATIONS WITH TRITRADEX, INC.

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

              The Company's Board of Directors is committed to the acquisition of Tritradex and in a special board meeting held on March 5, 2002 authorized the Company to execute a share transfer agreement with Tritradex. As of the date of this report the agreement has not been finalized.

NOTE 8 -      DISSOLUTION OF SUBSIDIARY

              In September 2001, the Company's wholly owned subsidiary, Victoria Beverage, was dissolved. The only asset of the subsidiary was 6,000,000 shares of Gourmet's Choice Coffee Company. These shares were transferred to the Company. The Company will carry the shares at Victoria's cost of $0.00. Gourmet's Choice is controlled by the President of the Company.

NOTE 9 -      COMMON STOCK TRANSACTIONS

              On January  29,  2001,  the  Company  cancelled  717 shares of its
              common   stock   pursuant  to  a  settlement   agreement   with  a
              shareholder.

              On April 25, 2001, the Company issued 500,000 shares of its common stock at $0.10 per share for a total of $50,000.

              On May 11, 2001, the Company cancelled 2,100,000 shares of its common stock. These shares were part of the original 4,200,000 issued in the acquisition of the Anhui Brewery.

NOTE 10 -     RESTATEMENT OF DECEMBER 31, 2000 BALANCES

              Due to an  erroneous  filing  of form  941 for the  quarter  ended
              December 31, 2000, the accrued expenses and general and administrative expenses were overstated by $9,151 as of December 31, 2000. The December 31, 2000 amounts shown in the Consolidated Statement of Operations, Consolidated Statement of Cash Flows and the Consolidated Statement of Stockholders' Equity have been restated to reflect this correction. There was no change to the per share amounts.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 11 -     SUBSEQUENT EVENTS

              The Company has signed a "Professional Services Agreement" with Wilton Corporate Finance. This agreement provides that Wilton becomes the Company's advisor with regard to issues of corporate finance, capitalization, merger and acquisition opportunities and strategy. Under the agreement the Company will compensate Wilton either $33,000 cash or the equivalent in the Company's securities.

              On March 5, 2002, the Company approved a proposal to create three warrants to purchase the Company's common stock. Each warrant allows for the purchase of 550,000 shares at a price of $0.06. The warrants expire on March 5, 2007.

                                    PART III

ITEM 9. DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Name                      Age       Position(s) and Office(s)
       ----                      ---       -------------------------
       James A. Tilton            40       President, Chief Executive Officer,
                                           Treasurer, Director

       Jane Zheng                 39       Secretary, Director

       Li Lin Hu                  57       Director

         James A. Tilton was appointed the Company's president, chief executive officer, treasurer and one of its directors on October 23, 1995. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng, in partnership with the Metallic Building Company("MBC"), a subsidiary of NCI Building Systems, to market its pre-engineered building materials in the People's Republic of China ("PRC") since 1992. For the last five years and again with Jane Zheng, he has assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in PRC for its chemical products.

         Jane Zheng was appointed as secretary and a director of the Company on October 23, 1995. Ms. Zheng has extensive business and marketing experience in the Far East and has worked with her husband, James A. Tilton, in partnership with the Metallic Building Company ("MBC"), a subsidiary of NCI Building Systems, to market its pre-engineered building materials in the PRC since 1992. For the last five years and again with James Tilton, Ms. Zheng has assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in China for its chemical products. She received her engineering degree from Shanghai University, in Shanghai, China. Ms. Zheng also has an MBA degree in Finance from Adelphi University, New York.

         Li, Lin Hu, who has Master in Business Administration from China Economy and Management College is a senior economist and was appointed as a director of the Company on or about January 6, 1999. Li is also executive Vice-President of Tiancheng Group, as referenced to throughout herein.

Compliance With Section 16(a)of the Exchange Act:

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer, excluding James A. Tilton, the current chief executive officer, earned or received annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

                                               Annual Compensation                     Long Term Compensation
                                               -------------------                     ----------------------
                                                                      Other         Restricted
                                                                      Annual           Stock            Other
Name and principal position           Year   Salary   Bonus        Compensation        Awards       Compensation
---------------------------           ----   ------   -----        ------------        ------       ------------
James A. Tilton, President           2000    $75,000     $0             $0               $0               $0
         "                           2001    $75,000     $0             $0               $0               $0

Jane Zheng, Secretary                2000    $75,000     $0             $0               $0               $0
         "                           2001    $75,000     $0             $0               $0               $0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information concerning the stock ownership as of December 31, 2001, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 9,395,788 shares of Common Stock issued on December 31, 2001.

                                     Name and Address
         Title of Class              Amount and Nature of
         of Beneficial Owner         Beneficial Ownership                 Percentage of Class
         -------------------         --------------------                 -------------------
Common Stock Par Value $0.001        Korkor Holdings, Ltd.                       34%
                                     3 Athol St.
                                     Douglas Isle of Man
                                     3,172,400

Common Stock Par Value $0.001        Calder Investments Limited                  32%
                                     Omar Hodge Bldg.
                                     Wicken Cay Road Town
                                     Tortula, BVI
                                     3,000,000

Common Stock Par Value $0.001        Anhui Liu An Beer Company                   11%
                                     1,050,000

Common Stock Par Value $0.001        Tiancheng China Corp, Ltd.(a)                6%
                                     530,000

Common Stock Par Value $0.001        Jane Zheng, Director &                       3%
                                     Secretary (c)
                                     82-66 Austin Street
                                     Kew Gardens, NY 11415
                                     281,586

Common Stock Par Value $0.001        James A. Tilton, Director,              less than 1%
                                     President & Treasurer(b)
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. 10  -  "Material  Contracts"  -  Agreement  between  the Company and
                Tritradex, Inc. dated March 4, 2001.

Exhibit 99 - Form 8-K: The Company filed an 8-K on June 29, 2001 the Company announced that effective as of June 18, 2001, the Company entered into a Cease-and-Desist Order ("the Order"), along with its principal executive officer, with the Securities and Exchange Commission pursuant to section 21C of the Securities and Exchange Act of 1934. The Order instituting the cease-and-desist was entered by consent. A copy of the actual Order is attached.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of March, 2002.

         CHINA FOOD AND BEVERAGE COMPANY


         /s/ James A. Tilton
         -------------------
             James A. Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature              Title                           Date

/s/ James A. Tilton             President,                      March    , 2002
------------------------        Chief Executive Officer,
    James Tilton                    Treasurer and Director

/s/ Jane Zheng                  Secretary and Director          March    , 2002
------------------------
    Jane Zheng

/s/ Li, Lin Hu                  Director                        March    , 2002
------------------------
    Li, Lin Hu