Form 10KSB/A
period 2001-12-31
CHINA FOOD & BEVERAGE CO
filed 2002-03-27
CIK 717228

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


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2002.

         CHINA FOOD AND BEVERAGE COMPANY


         /s/ James A. Tilton
         -------------------
             James A. Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature              Title                           Date

/s/ James A. Tilton             President,                      March 26, 2002
------------------------        Chief Executive Officer,
    James Tilton                    Treasurer and Director

/s/ Jane Zheng                  Secretary and Director          March 26, 2002
------------------------
    Jane Zheng