Form 10QSB
period 2002-03-31
CHINA FOOD & BEVERAGE CO
filed 2002-05-14
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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


                                 (877) 667-9377
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2002 was 9,395,788.

                                TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page

ITEM 1.  FINANCIAL STATEMENTS.............................................3 - 13

ITEM 2.  PLAN OF OPERATION................................................    14


                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS................................................    14

ITEM 2.  CHANGES IN SECURITIES............................................    14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................    14

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................    14

ITEM 5.  OTHER............................................................    14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    14

         SIGNATURES.......................................................    15

                                     PART I
                                     ------


ITEM  1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2002. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                              March 31,     December 31,
                                                                2002             2001
                                                             -----------    -----------
                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                     $    12,593    $    21,133
   Account receivable - related party                               --            1,100
   Exchange credits                                              238,786        438,816
   Prepaid salaries                                              112,500           --
                                                             -----------    -----------
     Total Current Assets                                        363,879        461,049
                                                             -----------    -----------
PROPERTY AND FIXED ASSETS

   Equipment                                                       2,149          2,149
   Accumulated depreciation                                       (1,254)        (1,146)
                                                             -----------    -----------
     Total Fixed Assets                                              895          1,003
                                                             -----------    -----------
     TOTAL ASSETS                                            $   364,774    $   462,052
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $    72,303    $    70,247
                                                             -----------    -----------
     Total Current Liabilities                                    72,303         70,247
                                                             -----------    -----------
     Total Liabilities                                            72,303         70,247
                                                             -----------    -----------
STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares
    at $0.001 par value,9,395,788 shares
    issued and outstanding                                         9,396          9,396
   Additional paid-in capital                                  2,110,779      2,079,464
   Retained earnings accumulated
    prior to the development stage                               633,605        633,605
   Deficit accumulated during the development stage           (2,461,309)    (2,330,660)
                                                             -----------    -----------
     Total Stockholders' Equity                                  292,471        391,805
                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   364,774    $   462,052
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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                         From
                                                                      Inception of
                                                                       Development
                                                                        Stage on
                                                                       January 1,
                                      For the Three Months Ended     2000 Through
                                                March 31,               March 31,
                                      ----------------------------
                                           2002           2001             2002
                                      ------------    ------------    ------------
NET SALES                             $       --      $       --      $       --

COSTS AND EXPENSES

   General and administrative              130,785          70,422         715,997
                                      ------------    ------------    ------------
     Total Costs and Expenses              130,785          70,422         715,997
                                      ------------    ------------    ------------
LOSS BEFORE OTHER EXPENSE                 (130,785)        (70,422)       (715,997)
                                      ------------    ------------    ------------
OTHER INCOME (EXPENSE)

   Refund tax penalties                       --              --            16,237
   Interest expense                           --              --           (15,763)
   Interest income                             136           1,868           7,365
                                      ------------    ------------    ------------
     Total Other Income (Expense)              136           1,868           7,839
                                      ------------    ------------    ------------
LOSS BEFORE TAX, EXTRAORDINARY
 ITEM AND DISCONTINUED OPERATIONS         (130,649)        (68,554)       (708,158)

INCOME TAX EXPENSE                            --              --              --
                                      ------------    ------------    ------------
LOSS BEFORE DISCONTINUED OPERATIONS       (130,649)        (68,554)       (708,158)

LOSS ON DISCONTINUED OPERATIONS               --              --        (1,990,314)
                                      ------------    ------------    ------------
LOSS BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEM                       (130,649)        (68,554)     (2,698,472)

GAIN ON DISPOSITION OF DEBT                   --              --           237,163
                                      ------------    ------------    ------------
MINORITY INTEREST                             --              --              --
                                      ------------    ------------    ------------
NET LOSS                              $   (130,649)   $    (68,554)   $ (2,461,309)
                                      ============    ============    ============
BASIC LOSS PER SHARE                  $      (0.01)   $      (0.01)
                                      ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      9,395,788      10,966,019
                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                        Additional      Other        Retained
                                                 Common Stock            Paid-In    Comprehensive    Earnings
                                           Shares         Amount         Capital        Income       (Deficit)
                                        -----------    -----------    -----------   -------------   -----------
Balance, January 1, 2000                  5,546,505    $     5,547    $   872,070   $     8,421    $   633,605

Common stock issued for cash
   at $1.00 per share                        50,000             50         49,950          --             --

Common stock issued for cash
   at $1.00 per share                       200,000            200        199,800          --             --

Common stock issued for cash
   at $0.50 per share                       200,000            200         99,800          --             --

Common stock issued for cash
   at $0.25 per share                       400,000            400         99,600          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.10 per share                     2,000,000          2,000        198,000          --             --

Common stock issued for cash
   at $0.10 per share                     1,000,000          1,000         99,000          --             --

Related party forgiveness of interest          --             --           11,244          --             --

Change in currency translation                 --             --             --          (8,421)          --

Net loss for the year ended
   December 31, 2000                           --             --             --            --       (2,039,898)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2000               10,996,505         10,997      2,027,864          --       (1,406,293)

Canceled shares                                (717)            (1)          --            --             --

Common stock issued for cash
   at $0.10 per share                       500,000            500         49,500          --             --

Canceled shares                          (2,100,000)        (2,100)         2,100          --             --

Net loss for the year  ended
   December 31, 2001                           --             --             --            --         (290,762)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2001                9,395,788    $     9,396    $ 2,079,464          --      $(1,697,055)
                                        -----------    -----------    -----------   -----------    -----------


                   The accompanying notes are an integral part of these consolidated financial statements.

               CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                        Additional      Other        Retained
                                                 Common Stock            Paid-In    Comprehensive    Earnings
                                           Shares         Amount         Capital        Income       (Deficit)
                                        -----------    -----------    -----------   -------------   -----------


Balance, December 31, 2001                9,395,788    $     9,396    $ 2,079,464          --      $(1,697,055)

Fair value of warrants granted
(unaudited)                                    --             --           31,315          --             --

Net loss for the three months ended
 March 31, 2002 (unaudited)                    --             --             --            --         (130,649)
                                        -----------    -----------    -----------   -----------    -----------

Balance, March 31, 2002 (unaudited)       9,395,788    $     9,396    $ 2,110,779   $      --      $(1,827,704)
                                        ===========    ===========    ===========   ===========    ===========


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Inception of
                                                                                         Development
                                                                                          Stage on
                                                                                         January 1,
                                                          For the Three Months Ended    2000 Through
                                                                   March 31,              March 31,
                                                              2002           2001            2002
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                      $  (130,649)   $   (68,554)   $(2,461,309)
   Adjustments to reconcile net (loss) to net cash
     used by operating activities:
       Depreciation and amortization                              108            108          1,254
       Discontinued operations                                   --             --        1,990,314
       Gain on settlement of debt                                --             --         (237,163)
       Fair value warrants granted                             31,315           --           31,315
   Changes in assets and liabilities:
     Decrease in accounts receivable - related party            1,100           --             --
     Decrease in exchange credits                                  30           --              788
     Increase (decrease) in accounts payable and
      accrued expenses                                          2,056        (35,960)      (504,533)
   Increase in prepaid expenses                              (112,500)      (112,500)      (112,500)
     Decrease in related party payable                           --             --           (4,077)
     Increase in customer prepayments                            --           (1,950)          --
                                                          -----------    -----------    -----------
       Net Cash Used Provided by Operating Activities        (208,540)      (218,856)    (1,295,911)
                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                             --             --             --

     Proceeds from sale of exchange credits                   200,000           --          200,000
     Increase in note receivable                                 --          (80,000)       (80,000)
     Receipt of payment on note receivable                       --             --           80,000
                                                          -----------    -----------    -----------

       Net Cash Provided (Used) by Investing Activities       200,000        (80,000)       200,000

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                     --             --         (424,757)
   Common stock issued for cash                                  --             --        1,200,000
   Proceeds from issuance of note payable                        --             --          100,000
   Payments on notes payable                                     --             --         (323,011)
                                                          -----------    -----------    -----------
       Net Cash Provided by Financing Activities                 --             --          552,232
                                                          -----------    -----------    -----------

NET DECREASE IN CASH                                           (8,540)      (298,856)      (543,679)

CASH AT BEGINNING OF PERIOD                                    21,133        762,855        556,272
                                                          -----------    -----------    -----------

CASH AT END OF PERIOD                                     $    12,593    $   463,999    $    12,593
                                                          ===========    ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

   Income taxes                                           $      --      $      --      $      --
   Interest                                               $      --      $      --      $     3,000


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at March 31, 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited consolidated financial statements. The results of operations for periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

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

NOTE 3 -      NEGOTIATIONS WITH TRITRADEX, INC.

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

NOTE 4 -      DISSOLUTION OF SUBSIDIARY

              In September 2001, the Company's wholly owned subsidiary, Victoria Beverage, was dissolved. The only asset of the subsidiary was 6,000,000 shares of Gourmet's Choice Coffee Company. These shares were transferred to the Company. The Company will carry the shares at Victoria's cost of $0.00. Gourmet's Choice is a related entity.

               CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 5 -      COMMON STOCK WARRANT

              During the quarter ended March 31, 2002, the Company issued a warrant to acquire 550,000 shares of common stock. This warrant was issued at an exercise price of $0.06. The warrant has a maturity of five years. The warrant was issued to a non-employee of the Company. This is the only warrant outstanding at March 31, 2002.

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                           Risk-free interest rate                3.50%
                           Expected life                        3 Years
                           Expected volatility                     1.71
                           Dividend yield                           0.0

              As a result of applying SFAS No. 123, the Company had an expense of $31,315 during the quarter ended March 31, 2002. The expense is included in the general and administrative amount in the statement of operations.

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

         Other than what has been disclosed herein and in the year end report for year 2001, filed on March 27, 2002, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The Company

         The Company presently occupies office space, free of charge at 82-66 Austin Street, Kew Gardens, New York 11415.

Business of Issuer

         Since the disposition of Anhui Brewery (Please see year ended 2001 10-KSB, Item 1. Management's Discussion and Analysis, filed on March 27, 2002), the Company will continue to seek to acquire businesses both in China and other countries. The Company intends to locate its target investment opportunities through contacts which management has in China and Southeast Asia. The Company has no full or part time employees, aside from its officers and directors. If the Company requires additional personnel to carry out its business objectives, it will retain outside consultants. In the past, the Company has been successful in retaining consultants through the issuance of its Common Stock and the Company intends to continue this practice in an attempt to avoid expending valuable cash flows.

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

Capital Resources and Liquidity

         During the quarter ended March 31, 2002, there were no issuances of the Company's common stock. However, during the quarter ended March 31, 2002, the Company issued a warrant to a non-employee of the Company to acquire 550,000 shares of common stock. This warrant was issued at an exercise price of $0.06. The warrant has a maturity of five years.

Results of Operations

         For the three month period ended March 31, 2002, the Company sustained a loss of ($130,649), or ($0.01) per share (basic and diluted) on revenue of $0.00. The loss in the first quarter of 2002 can be contributed to the fact the Company had no revenue producing operations. For the comparable period of 2001, the Company sustained a loss of ($68,554), or ($0.02) per share on revenue of $0.00.

                                     PART II
                                     -------


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended March 31, 2002, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2002, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2002, there were no matters submitted to a vote of the Company's shareholders.


ITEM 5. OTHER

         During the quarter ended March 31, 2002, there were no material events to report that have not been previously disclosed herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended March 31, 2002, there were no reports on form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2002.

                                     CHINA FOOD AND BEVERAGE

                                     /s/ James Tilton
                                     -----------------------------
                                         James Tilton, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                Date
-----------------       ----------------------------------     ------------


/s/James Tilton         Chief Executive Officer, President,    May 14, 2002
-----------------       Treasurer and Director
   James Tilton


/s/Jane Zheng           Secretary and Director                 May 14, 2002
-----------------
   Jane Zheng
   Director                                                    May 14, 2002


-----------------
Li, Lin Hu