Form 10QSB
period 2002-06-30
CHINA FOOD & BEVERAGE CO
filed 2002-08-19
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ]  Transition report under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934 (No fee required) for the transition period from          to
                                                              ------      ------
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


                             710 W. 24th St., Kansas City, MO 64108
                  -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2002 was 9,395,788.

                                TABLE OF CONTENTS

                                     PART I

                                                                        Page
                                                                        ----

ITEM 1.  FINANCIAL STATEMENTS.......................................      3

ITEM 2.  PLAN OF OPERATION..........................................      4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS..........................................      5

ITEM 2.  CHANGES IN SECURITIES......................................      5

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................      5

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS...................      5

ITEM 5.  OTHER......................................................      5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................      5

         SIGNATURES.................................................      6

                                     PART I

ITEM  1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2002. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                               June 30,    December 31,
                                                                                 2002          2001
                                                                              -----------    -----------
                                                                              (Unaudited)
CURRENT ASSETS

   Cash                                                                       $    13,729    $    21,133
   Note receivable-related party                                                   20,496          1,100
   Exchange credits                                                                39,089        438,816
                                                                              -----------    -----------
   Prepaid salaries                                                               167,213           --
                                                                              -----------    -----------
     Total Current Assets                                                         240,527        461,049
                                                                              -----------    -----------
PROPERTY AND FIXED ASSETS
   Equipment                                                                        2,149          2,149
   Accumulated depreciation                                                        (1,361)        (1,146)
                                                                              -----------    -----------
     Total Fixed Assets                                                               788          1,003
                                                                              -----------    -----------
OTHER ASSETS

   Prepaid salaries, long-term portion                                             75,000           --
                                                                              -----------    -----------
TOTAL ASSETS                                                                  $   316,315    $   462,052
                                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                                94,666         70,247
                                                                              -----------    -----------
     Total Current Liabilities                                                     94,666         70,247
                                                                              -----------    -----------
     Total Liabilities                                                             94,666         70,247
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of $0.001
    par value, 9,395,788 shares issued and outstanding,
    respectively                                                                    9,396          9,396
   Additional paid-in capital                                                   2,110,779      2,079,464
   Retained earnings accumulated prior to the development
    stage                                                                         633,605        633,605
   Deficit accumulated during the development stage                            (2,532,131)    (2,330,660)
                                                                              -----------    -----------

     Total Stockholders' Equity                                                   221,649        391,805
                                                                              -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   316,315    $   462,052
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


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                         From
                                                                                                     Inception of
                                                                                                      Development
                                                                                                       Stage on
                                    For the Six Months Ended           For the Three Months Ended     January 1,
                                             June 30,                         June 30,               2000 Through
                                    ----------------------------    ----------------------------        June 30,
                                        2002            2001          2002             2001              2002
                                    ------------    ------------    ------------    ------------    -------------

NET SALES                           $       --      $       --      $       --      $       --      $       --
                                    ------------    ------------    ------------    ------------    -------------


COSTS AND EXPENSES

   General and administrative            200,916         171,290          70,131         100,868         786,128
                                    ------------    ------------    ------------    ------------    -------------

     Total Costs and Expenses            200,916         171,290          70,131         100,868         786,128
                                    ------------    ------------    ------------    ------------    -------------

LOSS BEFORE OTHER EXPENSE               (200,916)       (171,290)        (70,131)       (100,868)       (786,128)
                                    ------------    ------------    ------------    ------------    -------------

OTHER INCOME (EXPENSE)

   Refund tax penalties                     --              --              --              --            16,237
   Interest expense                         (805)           --              (805)           --           (16,568)
   Interest income                           250           2,541             114             673           7,479
                                    ------------    ------------    ------------    ------------    -------------

     Total Other Income (Expense)           (555)          2,541            (691)            673           7,148
                                    ------------    ------------    ------------    ------------    -------------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                             (201,471)       (168,749)        (70,822)       (100,195)       (778,980)

INCOME TAX EXPENSE                          --              --              --              --              --
                                    ------------    ------------    ------------    ------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM          (201,471)       (168,749)        (70,822)       (100,195)       (778,980)


GAIN FROM FORGIVENESS OF DEBT               --              --              --              --           237,163
                                    ------------    ------------    ------------    ------------    -------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                             (201,471)       (168,749)        (70,822)       (100,195)       (541,817)

LOSS ON DISCONTINUED
 OPERATIONS                                 --              --              --              --        (1,990,314)
                                    ------------    ------------    ------------    ------------    -------------

NET LOSS                            $   (201,471)   $   (168,749)   $    (70,822)   $   (100,195) $    (2,532,131)
                                    ============    ============    ============    ============    =============

BASIC LOSS PER SHARE                $       0.01)   $      (0.02)   $      (0.01)   $      (0.01)
                                    ============    ============    ============    =============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 9,395,788      11,178,227       9,395,788      11,178,227
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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                        Additional     Other       Retained
                                                Common Stock             Paid-In   Comprehensive    Earnings
                                           Shares        Amount          Capital       Income       (Deficit)
                                        -----------    -----------    -----------   -----------    -----------
Balance, January 1, 2000                  5,546,505    $     5,547    $   872,070   $     8,421    $   633,605


Common stock issued for cash
   at $1.00 per share                        50,000             50         49,950          --             --

Common stock issued for cash
   at $1.00 per share                       200,000            200        199,800          --             --

Common stock issued for cash
   at $0.50 per share                       200,000            200         99,800          --             --

Common stock issued for cash
   at $0.25 per share                       400,000            400         99,600          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.10 per share                     2,000,000          2,000        198,000          --             --

Common stock issued for cash
   at $0.10 per share                     1,000,000          1,000         99,000          --             --

Related party forgiveness of interest          --             --           11,244          --             --

Change in currency translation                 --             --             --          (8,421)          --

Net loss for the year ended
   December 31, 2000                           --             --             --            --       (2,039,898)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2000               10,996,505         10,997      2,027,864          --       (1,406,293)

Canceled shares                                (717)            (1)          --            --             --

Common stock issued for cash
   at $0.10 per share                       500,000            500         49,500          --             --

Canceled shares                          (2,100,000)        (2,100)         2,100          --             --

Net loss for the year  ended
   December 31, 2001                           --             --             --            --         (290,762)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2001                9,395,788          9,396      2,079,464          --       (1,697,055)

Fair value of warrants granted
(unaudited)                                    --             --           31,315          --             --

Net loss for the six months ended
 June 30, 2002 (unaudited)                     --             --             --            --         (201,471)
                                        -----------    -----------    -----------   -----------    -----------

Balance, June 30, 2002 (unaudited)        9,395,788    $     9,396    $ 2,110,779   $      --      $(1,898,526)
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


                                         CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                                           (A Development Stage Company)
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                                        From
                                                                                                     Inception of
                                                                                                      Development
                                                                                                       Stage on
                                                                     For the Six Months Ended          January 1,
                                                                              June 30                2000 Through
                                                                ----------------------------------     June 30,
                                                                   2002                   2001           2002
                                                                -----------            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                            $  (201,471)           $  (168,749)   $(2,532,131)
   Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
     Depreciation and amortization                                      215                    215          1,361
     Discontinued operations                                           --                     --        1,990,314
     Gain on settlement of debt                                        --                     --         (237,163)
     Fair value warrants granted                                     31,315                   --           31,315
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable-related party       (19,396)                  --          (20,496)
     Decrease (increase) in exchange credits                           (253)                  --              505
     Increase (decrease) in accounts payable and accrued
      expenses                                                       24,419               (482,170)
     Increase in prepaid expenses                                  (242,213)               (75,000)      (242,213)
     Decrease in related party payable                                 --                     --           (4,077)
     Increase in customer prepayments                                  --                   (1,950)          --
                                                                -----------            -----------    -----------
       Net Cash (Used) by Operating Activities                     (407,384)              (286,443)    (1,494,755)
                                                                -----------            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                   --                     --             --

   Proceeds from sale of exchange credits                           399,980                   --          399,980
   Increase in note receivable                                         --                  (80,000)       (80,000)
   Receipt of payment on note receivable                               --                     --           80,000
                                                                -----------            -----------    -----------
       Net Cash Provided (Used) by Investing Activities             399,980                (80,000)       399,980
                                                                -----------            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                           --                     --         (424,757)
   Common stock issued for cash                                        --                   50,000      1,200,000
   Proceeds from issuance of note payable                              --                     --          100,000
   Payments on notes payable                                           --                     --         (323,011)
                                                                -----------            -----------    -----------
       Net Cash Provided by Financing Activities                       --                   50,000        552,232
                                                                -----------            -----------    -----------

NET DECREASE IN CASH                                                 (7,404)              (316,443)      (542,543)

CASH AT BEGINNING OF PERIOD                                          21,133                762,855        556,272
                                                                -----------            -----------    -----------

CASH AT END OF PERIOD                                           $    13,729            $   446,412    $    13,729
                                                                ===========            ===========    ===========

SUPPLEMENTAL SCHEDULE OF
 CASH FLOW ACTIVITIES:

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

                       June 30, 2002 and December 31, 2001


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at June 30, 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited consolidated financial statements. The results of operations for periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - NEGOTIATIONS WITH TRITRADEX, INC.

              The Company had advanced $80,000 to Tritradex as an interest free loan as part of prior negotiations. In September 2001, Tritradex paid back the $80,000. Negotiations for the acquisition of Tritradex have been discontinued.

NOTE 4 -      DISSOLUTION OF SUBSIDIARY

              In September 2001, the Company's wholly owned subsidiary, Victoria Beverage, was dissolved. The only asset of the subsidiary was 6,000,000 shares of Gourmet's Choice Coffee Company. These shares were transferred to the Company. The Company will carry the shares at Victoria's cost of $0.00. Gourmet's Choice is a related entity.

NOTE 5 - RELATED PARTY TRANSACTION - SALE OF BARTER EXCHANGE CREDITS

              During the first and second quarters of 2002 the Company sold 399,980 of its barter exchange credits for $399,980. These credits were purchased by a major shareholder of the Company.

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

The Company
-----------

              The Company presently occupies office space, free of charge at 710
W. 24th St., Kansas City, MO 64108.

Business of Issuer
------------------

              Since the disposition of Anhui Brewery (Please see year ended 2001 10- KSB, Item 1. Management's Discussion and Analysis, filed on March 27, 2002), the Company will continue to seek to acquire businesses both in China and other countries. The Company intends to locate its target investment opportunities through contacts which management has in China and Southeast Asia. The Company has no full or part time employees, aside from its officers and directors. If the Company requires additional personnel to carry out its business objectives, it will retain outside consultants. In the past, the Company has been successful in retaining consultants through the issuance of its Common Stock and the Company intends to continue this practice in an attempt to avoid expending valuable cash flows.

              The negotiations for the acquisition of Tritradex, Inc. have been discontinued.

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

Capital Resources and Liquidity
-------------------------------

              During the quarter ended June 30, 2002, there were no issuances of the Company's common stock.

Results of Operations
---------------------

              For the three month period ended June 30, 2002, the Company sustained a loss of ($70,822), or ($0.01) per share (basic and diluted) on revenue of $0.00. The loss in the second quarter of 2002 can be contributed to the fact the Company had no revenue producing operations. For the comparable period of 2001, the Company sustained a loss of ($100,195), or ($0.02) per share on revenue of $0.00. The stockholder's equity for the quarter ended June 30, 2002 was $316,315.

                                                      PART II

ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 2. CHANGES IN SECURITIES

              During the quarter ended June 30, 2002, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              During the quarter ended June 30, 2002, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On May 13, 2002 the company had their annual shareholder's meeting. The shareholders voted to nominate current board members for one year. The shareholders voted to nominate Gordon Wilson as the third member of the board of directors. In addition, the shareholders did not renew the directorship of Li, Lin Hu.

              As the final matter of business, the shareholders voted to renew the appointment of HJ & Associates, LLC, as the Company's auditors for yet another year.

ITEM 5. OTHER

              During the quarter ended June 30, 2002, there were no material events to report that have not been previously disclosed herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              During the quarter ended June 30, 2002, there were no reports on form 8-K.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of August, 2002.

CHINA FOOD AND BEVERAGE

              /s/ James Tilton
              ----------------
              James Tilton, President

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                              Date
---------                         -----                              ----
/s/James Tilton           Chief Executive Officer               August 19, 2002
----------------          President, Treasurer and Director
   James Tilton

/s/Jane Zheng             Secretary and Director                August 19, 2002
-----------------
   Jane Zheng