Form 10QSB
period 2002-09-30
CHINA FOOD & BEVERAGE CO
filed 2002-11-15
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2002 was 9,395,788.

                                TABLE OF CONTENTS

                                     PART I


                                                                          Page

ITEM 1.  FINANCIAL STATEMENTS.............................................  3

ITEM 2.  PLAN OF OPERATION................................................ 10


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................ 12

ITEM 2.  CHANGES IN SECURITIES............................................ 12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 12

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS......................... 12

ITEM 5.  OTHER............................................................ 12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................. 12

         SIGNATURES....................................................... 13

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2002. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                             September 30,   December 31,
                                                                 2002            2001
                                                             -----------    -----------
                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                      $    13,242    $    21,133
   Note receivable-related party                                  21,003          1,100
   Exchange credits                                               30,809        438,816
   Prepaid expenses                                              164,344           --
                                                             -----------    -----------
     Total Current Assets                                        229,398        461,049
                                                             -----------    -----------
PROPERTY AND FIXED ASSETS

   Equipment                                                       2,149          2,149
   Accumulated depreciation                                       (1,468)        (1,146)
                                                             -----------    -----------
     Total Fixed Assets                                              681          1,003
                                                             -----------    -----------
OTHER ASSETS

   Prepaid salaries, long-term portion                            37,500           --
                                                             -----------    -----------
TOTAL ASSETS                                                 $   267,579    $   462,052
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $    94,666    $    70,247
                                                             -----------    -----------
     Total Current Liabilities                                    94,666         70,247
                                                             -----------    -----------
     Total Liabilities                                            94,666         70,247
                                                             -----------    -----------
STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 9,395,788 shares issued
    and outstanding, respectively                                  9,396          9,396
   Additional paid-in capital                                  2,110,779      2,079,464
   Retained earnings accumulated prior to
    the development stage                                        633,605        633,605
   Deficit accumulated during the development stage           (2,580,867)    (2,330,660)
                                                             -----------    -----------
     Total Stockholders' Equity                                  172,913        391,805
                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   267,579    $   462,052
                                                             ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                                                   From
                                                                                               Inception of
                                                                                                Development
                                                                                                  Stage on
                                                                                                 January 1,
                                    For the Nine Months Ended      For the Three Months Ended   2000 Through
                                            September 30,                September 30,          September 30,
                                        2002           2001           2002           2001           2002
                                    -----------    -----------    -----------    -----------    -----------
NET SALES                           $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------
COSTS AND EXPENSES

   General and administrative           251,076        212,242         50,160         40,952        836,288
                                    -----------    -----------    -----------    -----------    -----------
     Total Costs and Expenses           251,076        212,242         50,160         40,952        836,288
                                    -----------    -----------    -----------    -----------    -----------
LOSS BEFORE OTHER EXPENSE              (251,076)      (212,242)       (50,160)       (40,952)      (836,288)
                                    -----------    -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)

   Refund tax penalties                    --             --             --             --           16,237
   Interest expense                        (805)          --             --             --
                                                                                                    (16,568)
   Interest income                        1,674          3,337          1,424            796          8,903
                                    -----------    -----------    -----------    -----------    -----------
     Total Other Income (Expense)           869          3,337          1,424            796          8,572
                                    -----------    -----------    -----------    -----------    -----------
LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                            (250,207)      (208,905)       (48,736)       (40,156)      (827,716)

INCOME TAX EXPENSE                         --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM         (250,207)      (208,905)       (48,736)       (40,156)      (827,716)

GAIN FROM FORGIVENESS OF DEBT              --             --             --             --          237,163
                                    -----------    -----------    -----------    -----------    -----------
LOSS BEFORE DISCONTINUED
 OPERATIONS                            (250,207)      (208,905)       (48,736)       (40,156)      (590,553)

LOSS ON DISCONTINUED
 OPERATIONS                                --             --             --             --       (1,990,314)
                                    -----------    -----------    -----------    -----------    -----------
NET LOSS                            $  (250,207)   $  (208,905)   $   (48,736)   $   (40,156)   $(2,580,867)
                                    ===========    ===========    ===========    ===========    ===========
BASIC LOSS PER SHARE                $     (0.03)   $     (0.02)   $     (0.01)   $     (0.00)
                                    ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                9,395,788      9,182,905      9,395,788      9,182,905
                                    ===========    ===========    ===========    ===========


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                         Additional      Other       Retained
                                                   Common Stock           Paid-In    Comprehensive   Earnings
                                              Shares         Amount       Capital       Income       (Deficit)
                                          -----------    -----------    -----------    -----------  -----------

Balance, January 1, 2000                    5,546,505    $     5,547    $   872,070   $     8,421   $   633,605

Common stock issued for cash
   at $1.00 per share                          50,000             50         49,950          --            --

Common stock issued for cash
   at $1.00 per share                         200,000            200        199,800          --            --

Common stock issued for cash
   at $0.50 per share                         200,000            200         99,800          --            --

Common stock issued for cash
   at $0.25 per share                         400,000            400         99,600          --            --

Common stock issued for cash
   at $0.25 per share                         800,000            800        199,200          --            --

Common stock issued for cash
   at $0.25 per share                         800,000            800        199,200          --            --

Common stock issued for cash
   at $0.10 per share                       2,000,000          2,000        198,000          --            --

Common stock issued for cash
   at $0.10 per share                       1,000,000          1,000         99,000          --            --

Related party forgiveness of interest            --             --           11,244          --            --

Change in currency translation                   --             --             --           8,421)         --

Net loss for the year ended
   December 31, 2000                             --             --             --            --      (2,039,898)
                                          -----------    -----------    -----------    -----------  -----------
Balance, December 31, 2000                 10,996,505         10,997      2,027,864          --      (1,406,293)

Canceled shares                                  (717)            (1)          --            --            --

Common stock issued for cash
   at $0.10 per share                         500,000            500         49,500          --            --

Canceled shares                            (2,100,000)        (2,100)         2,100          --            --

Net loss for the year  ended
   December 31, 2001                             --             --             --            --        (290,762)
                                          -----------    -----------    -----------    -----------  -----------
Balance, December 31, 2001                  9,395,788          9,396      2,079,464          --      (1,697,055)

Fair value of warrants granted
(unaudited)                                      --             --           31,315          --            --

Net loss for the nine months ended
 September 30, 2002 (unaudited)                  --             --             --            --        (250,207)
                                          -----------    -----------    -----------    -----------  -----------
Balance, September 30, 2002 (unaudited)     9,395,788    $     9,396    $ 2,110,779   $      --     $(1,947,262)
                                          -==========    ===========    ===========    ===========  ===========


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                           From
                                                                                        Inception of
                                                                                         Development
                                                                                           Stage on
                                                                                          January 1,
                                                           For the Nine Months Ended     2000 Through
                                                                  September 30           September 30,
                                                              2002          2001             2002
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $  (250,207)   $  (208,905)   $(2,580,867)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                 322            321          1,468
     Discontinued operations                                      --             --        1,990,314
     Gain on settlement of debt                                   --             --         (237,163)
     Fair value of warrants granted                             31,315           --           31,315
   Changes in assets and liabilities:
     Increase in accounts receivable-related party             (19,903)        (1,100)       (21,003)
     Decrease in exchange credits                                8,027           --            8,785
     Increase (decrease) in accounts payable and accrued
      expenses                                                  24,419        (74,203)      (482,170)
     Increase in prepaid expenses                             (201,844)       (37,500)      (201,844)
     Decrease in related party payable                            --             --           (4,077)
     Increase in customer prepayments                             --           (1,950)          --
                                                           -----------    -----------    -----------
       Net Cash Used by Operating Activities                  (407,871)      (323,337)    (1,495,242)
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                              --             --             --

   Proceeds from sale of exchange credits                      399,980           --          399,980
   Increase in note receivable                                    --             --          (80,000)
   Receipt of payment on note receivable                          --             --           80,000
                                                           -----------    -----------    -----------
       Net Cash Provided by Investing Activities               399,980           --          399,980

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                      --             --         (424,757)
   Common stock issued for cash                                   --           50,000      1,200,000
   Proceeds from issuance of note payable                         --             --          100,000
   Payments on notes payable                                      --             --         (323,011)
                                                           -----------    -----------    -----------
       Net Cash Provided by Financing Activities                  --           50,000        552,232

NET DECREASE IN CASH                                            (7,891)      (273,337)      (543,030)

CASH AT BEGINNING OF PERIOD                                     21,133        762,855        556,272

CASH AT END OF PERIOD                                      $    13,242    $   489,518    $    13,242
                                                           ===========    ===========    ===========
SUPPLEMENTAL SCHEDULE OF
 CASH FLOW ACTIVITIES:

Cash Paid For:

   Interest                                                $      --      $      --      $      --
   Income taxes                                            $      --      $      --      $      --


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at September 30, 2002 and for all periods presented have been made.

         Certain  information  and  footnote  disclosures  normally  included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited consolidated financial statements. The results of operations for periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders have committed to covering the operating costs of the Company.

NOTE 3 - RELATED PARTY TRANSACTION - SALE OF BARTER EXCHANGE CREDITS

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

Capital Resources and Liquidity
-------------------------------

         During the quarter ended September 30, 2002, there were no issuances of the Company's common stock.

Results of Operations
---------------------

         For the three month period ended September 30, 2002, the Company sustained a loss of ($250,207), or ($0.03) per share (basic and diluted) on revenue of $0.00. The loss in the third quarter of 2002 can be contributed to the fact the Company had no revenue producing operations. For the comparable period of 2001, the Company sustained a loss of ($208,905), or ($0.02) per share on revenue of $0.00. The stockholder's equity for the quarter ended September 30, 2002 was $267,579.

Controls and Procedures
-----------------------

         Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2002, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended September 30, 2002, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2002, there were no submission of matters to a vote of security holders.

ITEM 5. OTHER

         During the quarter ended September 30, 2002, there were no material events to report that have not been previously disclosed herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended September 30, 2002, there were no reports on form 8-K.

Exhibit 99.1 - Certification by James Tilton pursuant to          Filed herewith
               Sarbanes-Oxley  Act of 2002

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November, 2002.

CHINA FOOD AND BEVERAGE

         /s/ James Tilton
         ----------------
         James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----
/s/James Tilton     Chief Executive Officer, President,      November 14, 2002
----------------          Treasurer and Director
James Tilton

/s/Jane Zheng             Secretary and Director             November 14, 2002
-----------------
Jane Zheng

/s/Gordon Wilson                  Director                   November 14, 2002
-----------------
Gordon Wilson

                                  CERTIFICATION

I, James A. Tilton, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of China Food and Beverage Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002



 /s/ James A. Tilton
----------------------------
     James A. Tilton,
     Chief Executive Officer
     Chief Financial Officer