Form 10KSB
period 2002-12-31
CHINA FOOD & BEVERAGE CO
filed 2003-04-14
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                     710 W. 24th St., Kansas City, MO 64108.
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (877) 667-9377
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
                     OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                     Name of Each Stock Exchange
            Title of Each Class                          on Which Registered
            -------------------                               ----------
 Common Stock, Par Value $0.001 Per Share                       None

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2002, was approximately $13,000.

         The number of shares of Registrant's Common Stock outstanding on December 31, 2002, was 9,395,788.

         The Registrant's total revenues for the year ended December 31, 2002, were $0.00.

                                TABLE OF CONTENTS

             PART I                                                   PAGE
                                                                      ----

ITEM 1.      DESCRIPTION OF BUSINESS.................................. 3

ITEM 2.      DESCRIPTION OF PROPERTY.................................. 5

ITEM 3.      LEGAL PROCEEDINGS........................................ 5

ITEM 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS............................ 5

             PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS..................................... 6

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS............................................... 6

ITEM 7.      FINANCIAL STATEMENTS AND NOTES........................... 6

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS.............................................. 6

             PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS;  COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT........................ 7

ITEM 10.     EXECUTIVE COMPENSATION................................... 7

ITEM 11.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS.................. 8

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS............................................. 8

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K......................... 9

             Exhibit 99         Certification - James A. Tilton

SIGNATURES............................................................11

INDEX TO EXHIBITS...............................ATTACHED TO END OF THIS
DOCUMENT

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development:

         China Food and Beverage Company, a Nevada corporation (the "Company" or, "Corporation"), has executive offices at: 710 W. 24th St., Kansas City, MO 64108. The Company was incorporated in Nevada on November 6, 1981 under the name Logos Scientific Inc. On May 5, 1992, the Company changed its name to Logos International, Inc. On October 23, 1995, the Company changed its name to OMAP Holdings Incorporated. On March 31, 1997, the Company changed its name to China Food and Beverage Company.

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

         On March 4, 2001, the Company entered into an investment agreement with Tritradex, Inc., a US based parent corporation of Shanghai Tritradex Machinery, Inc., a manufacturer and distributor of gasoline assemblies in the People's Republic of China, under license from the Wayne Division of Houston- based Dresser, Inc.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company presently occupies office space, free of charge, at: 710 W. 24th St., Kansas City, MO 64108.

ITEM 3.  LEGAL PROCEEDINGS

         None

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 2001 and 2002. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

             QUARTER                      HIGH                       LOW
             -------                      ----                       ---

Quarter Ending December 31, 2001          $ .21                     $ .08

Quarter Ending September 30, 2001         $ .35                     $ .25

Quarter Ended June 30, 2001               $ .34                     $ .06

Quarter Ended March 31, 2001              $ .19                     $ .09

Quarter Ended December 31, 2002           $ .04                     $ .01

Quarter Ended September 30, 2002          $ .03                     $ .01

Quarter Ended June 30, 2002               $ .07                     $ .01

Quarter Ended March 31, 2002              $ .16                     $ .06


Shareholders:

         There were approximately 303 record holders of Common Stock as of December 31, 2002, holding a total of 9,395,788 outstanding shares of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company generated no revenues for the year ended 2002. Since the Company does not have significant liquid assets, the Company intends to acquire business opportunities through the issuance of its equity securities. This will likely result in future dilution of the ownership interest enjoyed by the Company's current shareholders. The Company has had some past experience in acquiring subsidiaries in this manner. However, the Company can provide no assurance that it will be able to continue such acquisitions in the future. It is also likely that any future acquisitions by the Company will require the Company to make capital contributions to the acquired businesses.

Results of Operations:

         The Company had no revenues as a result from business operations during the year ended 2002. It continued to incur operating expenses, general and administrative expenses in the amount of $274,037 for the year ended 2002, as opposed to $307,835 for the year ended 2001, of which $150,000 was for officer salaries, $19,759 was incurred for accounting costs, and $26,550 in legal fees. In addition, $31,314 was incurred as expenses related to warrants issued during the year 2002.

         The Company's "Total Liabilities and Stockholder's Equity" for year ending 2002 was $217,703 of which, as set forth on Page F-4 of the attached Financials. The "Consolidated Statement of Operations" set forth on Page F-5 of the attached Financial Statements, the Net Sales, the Cost of Sales and the Gross Margin were all $0.00.

Capital Resources and Liquidity:

         During 2002, the Company issued no shares of Common Stock. The negative cash flow reflected on the "Consolidated Statements of Cash Flow" Page F-5 of the attached Financials, is a result of funds used to pay costs and other accrued expenses.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the audited Financial Statements and Notes attached hereto and numbered F-1 through F-15.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         There are no changes or disagreements with our accountants who are HJ & Associates, LLC., 50 S. Main St., Ste. 1450, Salt Lake City, Utah 84144.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



       Name                      Age        Position(s) and Office(s)
       ----                      ---        -------------------------
       James A. Tilton            41        President, Chief Executive
                                              Officer, Treasurer & Director

       Jane Zheng                 40        Secretary, Director

       Gordon Wilson              60        Director


         James A. Tilton was appointed the Company's president, chief executive officer, treasurer and one of its directors on October 23, 1995. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng, in partnership with the Metallic Building Company("MBC"), a subsidiary of NCI Building Systems, to market its pre- engineered building materials in the People's Republic of China ("PRC") since 1992. For the last five years and again with Jane Zheng, he has assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in PRC for its chemical products.

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

         Gordon Wilson has been a successful senior executive, team leader and trouble shooter having set up, developed and turned around UK and International trading operations for major banking, financial services and trading groups in East and Western Europe, Middle East, Africa and North America. He presently is a director of a number of UK companies including Wilton Corporate Finance a member of the WiltonGroup.

Compliance With Section 16(a)of the Exchange Act:

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2002, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer, excluding James A. Tilton, the current chief executive officer, earned or received annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

                  Annual Compensation                         Long-Term Compensation
                  -------------------                         ----------------------
                                                                  Other      Restricted
                                                                 Annual        Stock         Other
                                                              Compensation     Awards    Compensation
                                                              ------------   ----------  ------------
Name and principal position           Year   Salary   Bonus
---------------------------           ----   ------   -----

James A. Tilton, President           2001    $75,000     $0        $0           $0           $0
         "                           2002    $75,000     $0        $0           $0           $0

Jane Zheng, Secretary                2001    $75,000     $0        $0           $0           $0
         "                           2002    $75,000     $0        $0           $0           $0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information concerning the stock ownership as of December 31, 2002, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 9,395,788 shares of Common Stock issued on December 31, 2002.

                                            Name and Address
         Title of Class                     Amount and Nature of
         of Beneficial Owner                Beneficial Ownership              Percentage of Class
       ---------------------                --------------------              -------------------
Common Stock Par Value $0.001               Korkor Holdings, Ltd.                      34%
                                            3 Athol St.
                                            Douglas Isle of Man
                                            3,172,400

Common Stock Par Value $0.001               Calder Investments Limited                  32%
                                            Omar Hodge Bldg.
                                            Wicken Cay Road Town
                                            Tortula, BVI
                                            3,000,000

Common Stock Par Value $0.001               Anhui Liu An Beer Company                   11%
                                            1,050,000

Common Stock Par Value $0.001               Tiancheng China Corp, Ltd.(a)                6%
                                            530,000

Common Stock Par Value $0.001               Jane Zheng, Director &                       3%
                                            Secretary (c)
                                            82-66 Austin Street
                                            Kew Gardens, NY 11415
                                            281,586

Common Stock Par Value $0.001               James A. Tilton, Director,          less than 1%
                                            President & Treasurer(b)
                                            82-66 Austin Street
                                            Kew Gardens, NY 11415
                                            57,251

(a) Includes 211 shares of common stock owned by ATJ, Incorporated, a Delaware holding company, of which James A. Tilton is sole officer, director and shareholder.

(b) Includes 185 shares of common stock owned by ZJ, Incorporated a Delaware holding company, of which Jane Zheng is sole officer, director and shareholder.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 99 - Certification, James A. Tilton

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date if this report, we carried out an evaluation under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions of the likelihood of future events, and there can be no assurances that any design will succeed in achieving it stated goals under all potential future conditions, regardless of how remote. In addition we have reviewed our internal controls, and there have been no significant changes in our internal controls or in any other factors that could significantly affect those control subsequent to the date of their last evaluation.

                                  CERTIFICATION

I, James A. Tilton, certify that:

         1. I have reviewed this 2002 year-end report on Form 10-KSB of China Food and Beverage Company;

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

Date: April 11, 2003
                               /s/ James A. Tilton
                                ---------------------
                               James A. Tilton,
                               Chief Executive Officer
                               Chief Financial Officer

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this __ day of April, 2003.

         CHINA FOOD AND BEVERAGE COMPANY

         /s/ James A. Tilton
         ------------------------------
         James A. Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature            Title                           Date
         ---------            -----                           ----

/s/ James A. Tilton
------------------------      President,                      April 11, 2003
James Tilton                  Chief Executive Officer,
                              Treasurer and Director
/s/ Jane Zheng
------------------------      Secretary and Director          April 11, 2003
Jane Zheng

/S/ Gordon Wilson
------------------------      Director                        April 11, 2003
Gordon Wilson

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2002

                                 C O N T E N T S


Independent Auditors' Report.............................................  F-3

Balance Sheet............................................................  F-4

Statements of Operations.................................................  F-5

Statements of Stockholders' Equity.......................................  F-6

Statements of Cash Flows.................................................  F-8

Notes to the Financial Statements........................................ F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
China Food and Beverage Company
(A Development Stage Company)
Kew Gardens, New York

We have audited the accompanying balance sheet of China Food and Beverage Company (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and from inception of the development stage on January 1, 2000 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Food and Beverage Company (a development stage company) as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and from the inception of the development stage on January 1, 2000 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
----------------------------
Salt Lake City, Utah
April 3, 2003

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                  Balance Sheet




                                     ASSETS
                                                                  December 31,
                                                                      2002
                                                                  ------------
CURRENT ASSETS

   Cash                                                           $     3,268
   Exchange credits                                                    19,819
   Note receivable - related party (Note 6)                            21,602
   Prepaid expenses                                                   172,441
                                                                  -----------

     Total Current Assets                                             217,130
                                                                  -----------

PROPERTY AND FIXED ASSETS (Note 3)

   Equipment                                                            2,149
   Accumulated depreciation                                            (1,576)
                                                                  -----------

     Total Fixed Assets                                                   573
                                                                  -----------

     TOTAL ASSETS                                                 $   217,703
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                          $    66,879
                                                                  -----------

     Total Current Liabilities                                         66,879
                                                                  -----------

     TOTAL LIABILITIES                                                 66,879
                                                                  -----------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 preferred shares at $0.001
      par value; 9,395,788 shares issued and outstanding                9,396
   Additional paid-in capital                                       2,110,779
   Retained earnings accumulated prior to the development stage       633,605
   Deficit accumulated during the development stage                (2,602,956)
                                                                  -----------

     Total Stockholders' Equity                                       150,824
                                                                  -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   217,703
                                                                  ===========

                  The accompanying notes are an integral part
                         of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Operations
                                                                          From
                                                                      Inception of
                                                                       Development
                                                                        Stage on
                                                                       January 1,
                                           For the Years ended        2000 Through
                                              December 31,            December 31,
-----------------------------------------------------------------------------------
                                           2002            2001           2002
                                       ------------    ------------    ------------

NET SALES                             $       --      $       --      $       --

COSTS AND EXPENSES

   General and administrative              274,037         307,835         859,249
                                       ------------    ------------    ------------

     Total Costs and Expenses              274,037         307,835         859,249
                                       ------------    ------------    ------------

LOSS BEFORE OTHER EXPENSE                 (274,037)       (307,835)       (859,249)
                                       ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Refund of tax penalties                    --            16,237          16,237
   Interest expense                           (533)         (2,745)        (16,296)
   Interest income                           2,274           3,581           9,503
                                       ------------    ------------    ------------

     Total Other Income (Expense)            1,741          17,073           9,444
                                       ------------    ------------    ------------

LOSS BEFORE TAX, EXTRAORDINARY
   ITEM AND DISCONTINUED OPERATIONS       (272,296)       (290,762)       (849,805)

INCOME TAX EXPENSE                            --              --              --
                                       ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS       (272,296)       (290,762)       (849,805)

LOSS ON DISCONTINUED OPERATIONS               --              --        (1,990,314)
                                       ------------    ------------    ------------

LOSS BEFORE  EXTRAORDINARY ITEM           (272,296)       (290,762)     (2,840,119)

GAIN ON DISPOSITION OF DEBT                   --              --           237,163
                                       ------------    ------------    ------------

NET LOSS                              $   (272,296)   $   (290,762)   $ (2,602,956)
                                       ============    ============    ============

BASIC LOSS PER SHARE                  $      (0.03)   $      (0.03)
                                       ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                     9,395,788      10,281,349
                                       ============    ============

                  The accompanying notes are an integral part
                         of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                       Statements of Stockholders' Equity



                                               Common Stock            Additional      Other        Retained
                                        --------------------------      Paid-In     Comprehensive   Earnings
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
                                        ===========    ===========    ===========   ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                               Common Stock          Additional      Other        Retained
                                        --------------------------    Paid-In     Comprehensive   Earnings
                                           Shares         Amount      Capital        Income      (Deficit)
                                        -----------   -----------   -----------   -----------  -----------


Balance, December 31, 2001                9,395,788   $     9,396   $ 2,079,464   $     --     $(1,697,055)

Warrants granted at fair market value          --            --          31,315         --            --

Net loss for the year ended
 December 31, 2002                             --            --            --           --        (272,296)
                                        -----------   -----------   -----------   ----------   -----------

Balance, December 31, 2002                9,395,788   $     9,396   $ 2,110,779   $     --     $(1,969,351)
                                        ===========   ===========   ===========   ==========   ===========


Retained earnings accumulated prior to the development stage                                      $633,605
Deficit accumulated during the development stage                                                (2,602,956)
                                                                                               ------------
                                                                                               $(1,969,351)
                                                                                               ============







                  The accompanying notes are an integral part
                         of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                                          From
                                                                                      Inception of
                                                                                       Development
                                                                                        Stage on
                                                                                       January 1,
                                                             For the Years Ended       2000 Through
                                                                 December 31,          December 31,
---------------------------------------------------------------------------------------------------
                                                             2002          2001            2002
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                            $  (272,296)   $  (290,762)    (2,602,956)
   Adjustments to reconcile net (loss) to net cash
     used by operating activities:
       Depreciation                                              430            430          1,576
       Discontinued operations                                  --             --        1,990,314
       Gain on settlement of debt                               --             --         (237,163)
       Warrants issued below market                           31,315           --           31,315
   Changes in assets and liabilities:
     (Increase) in prepaid expenses                         (172,441)          --         (172,441)
     (Increase) in accounts receivable - related party          (502)        (1,100)        (1,602)
     (Increase) Decrease in exchange credits                    (983)           758           (225)
     Increase (Decrease) in accounts payable and
      accrued expenses                                        (3,368)       (57,397)      (509,957)
     Decrease in related party payable                          --           (4,077)        (4,077)
                                                         -----------    -----------    -----------

       Net Cash Used by Operating Activities                (417,845)      (352,148)    (1,505,216)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in note receivable                                --          (80,000)       (80,000)
     Increase in note receivable - related party             (20,000)          --          (20,000)
     Receipt of payment on note receivable                      --           80,000         80,000
     Sales of exchange credits                               419,980           --          419,980
                                                         -----------    -----------    -----------

       Net Cash Provided by Investing Activities             399,980           --          399,980
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                    --             --         (424,757)
   Common stock issued for cash                                 --           50,000      1,200,000
   Proceeds from issuance of note payable                       --          100,000        100,000
   Payments on notes payable                                    --         (100,000)      (323,011)
                                                         -----------    -----------    -----------

       Net Cash Provided by Financing Activities                --           50,000        552,232
                                                         -----------    -----------    -----------

NET DECREASE IN CASH                                         (17,865)      (302,148)      (553,004)

CASH AT BEGINNING OF PERIOD                                   21,133        323,281        556,272
                                                         -----------    -----------    -----------

CASH AT END OF PERIOD                                    $     3,268    $    21,133    $     3,268
                                                         ===========    ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                                                                          From
                                                                                      Inception of
                                                                                       Development
                                                                                        Stage on
                                                                                       January 1,
                                                             For the Years Ended       2000 Through
                                                                 December 31,          December 31,
---------------------------------------------------------------------------------------------------
                                                             2002          2001            2002
                                                         -----------    -----------    -----------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                        $     --         $     --       $     --
   Interest                                            $      533       $    3,000     $    3,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Warrants issued at fair market                      $   31,315       $     --       $   31,315










                  The accompanying notes are an integral part
                         of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001
                                       15


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

              The Company had a 100% owned subsidiary, Victoria Beverage Company Limited (Victoria), which has a 55% owned subsidiary (Anhui Hao Dun Brewery Co. Ltd.) (Anhui) which has incorporated in the nation of China in 1986, for the purpose of operating a beer brewery. Victoria was incorporated in the Isle of Man on May 9, 1993 for the purpose of acquiring foreign companies.

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

              The Company reentered the development stage on January 1, 2000 as a result of the discontinued operations of Anhui (Note 7), and, as discussed in Note 8, Victoria was completely dissolved in September 2001.

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

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d.   Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              e.   Capital Assets and Amortization

              Capital assets are recorded at cost and amortization is provided over the estimated economic life on a straight-line basis at the following rates:

                           Equipment                   5 years


              f.  Revenue Recognition

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

              g.  New Accounting Pronouncements

              During the years ended December 31, 2002, and 2001, the Financial Accounting Standards Board adopted the following Statements of Financial Accounting Standards:

              o    SFAS No. 141, Business Combinations;
              o    SFAS No. 142, Goodwill and Other Intangible Assets;
              o    SFAS No. 143, Accounting for Asset Retirement Obligations;
              o SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets;
              o SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
              o    SFAS No. 146, Accounting for Exit or Disposal Activities;
              o    SFAS No. 147, Acquisitions of certain Financial Institutions;
                   and
              o    SFAS No. 148, Accounting for Stock Based Compensation.

              These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              h.  Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                       2002                    2001
                                    -----------            -----------

 Deferred tax assets
    NOL Carryover                   $ 1,815,527            $ 1,709,331

Deferred tax liabilities:                  --                     --

Valuation allowance                  (1,815,527)            (1,709,331)
                                    -----------            -----------
Net deferred tax asset              $      --              $      --
                                    ===========            ===========


              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                       2002                   2001
                                     ---------              ---------

Book loss                            $(106,195)             $(114,400)
Valuation allowance                    106,195                114,400
                                     ---------              ---------
                                     $    --                $    --
                                     =========              =========


              At  December  31,  2002,   the  Company  had  net  operating  loss
              carryforwards of approximately $4,655,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

NOTE 2 -      PROPERTY AND FIXED ASSETS

                                                                2002
                                               Accumulated    Net Book
                                    Cost      Depreciation      Amount
------------------------------------------------------------------------

              Equipment         $     2,149  $    (1,576)   $      573
                                ===========  ===========    ==========


              During the years ended December 31, 2002 and 2001, the Company expensed $430 and $430 in depreciation, respectively.

NOTE 3 -      CONCENTRATIONS OF RISK

              a.  Barter Exchange Credits

              The Company owns certain barter exchange credits held with ITEX Corporation. This balance is not insured by the Federal Deposit Insurance Corporation. The value of the credits is $19,819 as of December 31, 2002.

NOTE 4 -      GOING CONCERN

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

NOTE 5 -      COMMON STOCK TRANSACTIONS

              Common Stock Issuances and Cancellations

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

              Issuance of Warrant

              On March 5, 2002, the Company issued a warrant to a non-employee. The warrant allows the holder to purchase 550,000 shares of common stock at an exercise price of $0.06 per share, and will expire five years from the date of issuance.

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

              As a result of applying SFAS No. 123, the Company recorded an expense of $31,315 during the year ended December 31, 2002. The expense is included in general and administrative expense in the statement of operations.

              As of December 31, 2002, this is the only warrant issued and outstanding.

NOTE 6 -      RELATED PARTY TRANSACTIONS

              Note Receivable

              On April 17, 2002, the Company advances $20,000 to the president and CEO of the Company. The advance is payable on demand and accrues interest at 12% per annum. During the year ended December 31, 2002, the Company has recognized $1,602 of interest income related to the note.

              Prepaid Expenses

              During the first quarter of 2002, the Company prepaid two years of salaries to two employees and officers of the Company. As of December 31, 2002, one half of the prepayment, representing one year of salaries and payroll taxes, has been fully expensed. The remaining prepaid salaries and taxes, of $157,532, will be expensed during the year ended December 31, 2003.

NOTE 7 -      DISCONTINUED OPERATIONS

              Loss of Subsidiary

              The loss from discontinued operations results from a dispute with the Anhui Liu An Beer Company Ltd. ("sellers") who represent a minority interest in the entity that operated the Company's brewery in the Peoples' Republic of China. In December 1998, the Company acquired a 55% interest in a Chinese brewery for which it issued 8% convertible debentures in the total principal amount of $21 million. The debentures had a $5.00 conversion price. Pursuant to the terms of the debentures, the Company had the right to require conversion of the debentures. The Company required said conversion and issued 4.2 million shares of its common stock, also in December 1998. The sellers, from whom the Company purchased its interest in the brewery, hold a 45% equity interest in the brewery and agreed to maintain responsibility for the day-to-day operations of the brewery.

              The Company's Chinese asset, which was the brewery, was subject to liens which resulted in the borrowing of approximately $6 million, and the brewery had tax liabilities to the People's Republic of China in excess of $4 million.

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

              Since there is no information for the loss on discontinued operations for the year ended December 31, 2000, the remaining excess of net assets over liabilities has been allowed for in the total loss on discontinued operations total of $1,990,314.

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