Form 10QSB
period 2003-03-31
CHINA FOOD & BEVERAGE CO
filed 2003-05-19
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

                                                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2003 was 9,395,788.

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page

ITEM 1.  FINANCIAL STATEMENTS.............................................  F-1

ITEM 2.  PLAN OF OPERATION................................................    4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................    5

ITEM 2.  CHANGES IN SECURITIES............................................    5

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................    5

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................    5

ITEM 5.  OTHER............................................................    5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    5

         SIGNATURES.......................................................    6

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2003, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are included as Pages F-1 through F-6 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002



                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                               March 31,    December 31,
                                                                 2003          2002
                                                                     (Unaudited)
                                                             -----------    -----------
CURRENT ASSETS

   Cash                                                      $    10,155    $     3,268
   Exchange credits                                               10,259         19,819
   Accounts receivable - related party                            22,203         21,602
   Prepaid expenses                                              133,057        172,441
                                                             -----------    -----------

     Total Current Assets                                        175,674        217,130
                                                             -----------    -----------

PROPERTY AND FIXED ASSETS

   Equipment                                                       2,149          2,149
   Accumulated depreciation                                       (1,683)        (1,576)
                                                             -----------    -----------

     Total Fixed Assets                                              466            573
                                                             -----------    -----------

     TOTAL ASSETS                                            $   176,140    $   217,703
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                     $    67,334    $    66,879
                                                             -----------    -----------

     Total Current Liabilities                                    67,334         66,879
                                                             -----------    -----------

     Total Liabilities                                            67,334         66,879
                                                             -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares at $0.001 par
    value, 9,395,788 shares issued and outstanding                 9,396          9,396
   Additional paid-in capital                                  2,110,779      2,110,779
   Retained earnings accumulated prior to the
    development stage                                            633,605        633,605
   Deficit accumulated during the development stage           (2,644,974)    (2,602,956)
                                                             -----------    -----------

     Total Stockholders' Equity                                  108,806        150,824
                                                             -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   176,140    $   217,703
                                                             ===========    ===========

                   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                            From
                                                                    Inception of
                                                                     Development
                                                                        Stage on
                                                                      January 1,
                                       For the Three Months Ended   2000 Through
                                                March 31,             March 31,
--------------------------------------------------------------------------------
                                         2003            2002           2003
                                      -----------    -----------    -----------
NET SALES                                    --      $      --             --

COSTS AND EXPENSES

   General and administrative              43,088        130,785        902,337
                                      -----------    -----------    -----------

     Total Costs and Expenses              43,088        130,785        902,337
                                      -----------    -----------    -----------

LOSS BEFORE OTHER EXPENSE                 (43,088)      (130,785)      (902,337)
                                      -----------    -----------    -----------

OTHER INCOME (EXPENSE)

   Refund tax penalties                      --             --           16,237
   Interest expense                          --             --          (16,296)
   Interest income                          1,070            136         10,573
                                      -----------    -----------    -----------

     Total Other Income (Expense)           1,070            136         10,514
                                      -----------    -----------    -----------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM AND DISCONTINUED OPERATIONS         (42,018)      (130,649)      (891,823)

INCOME TAX EXPENSE                           --             --             --
                                      -----------    -----------    -----------

LOSS BEFORE DISCONTINUED OPERATIONS       (42,108)      (130,649)      (891,823)

LOSS ON DISCONTINUED OPERATIONS              --             --       (1,990,314)
                                      -----------    -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEM            (42,108)      (130,649)    (2,882,137)

GAIN ON DISPOSITION OF DEBT                  --             --          237,163
                                      -----------    -----------    -----------

NET LOSS                              $   (42,108)   $  (130,649)   $(2,644,974)
                                      ===========    ===========    ===========

BASIC LOSS PER SHARE                  $     (0.00)   $     (0.01)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     9,395,788      9,395,788
                                      ===========    ===========

                   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                       Statements of Stockholders' Equity



                                               Common Stock            Additional      Other
                                        --------------------------     Paid-In     Comprehensive    Retained
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


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                            Common Stoc            Additional        Other          Retained
                                      -------------------------     Paid-In      Comprehensive      Earnings
                                         Shares        Amount       Capital          Income         (Deficit)
                                      -----------   -----------   -----------   ----------------   -----------

Balance, December 31, 2001              9,395,788   $     9,396   $ 2,079,464               --     $(1,697,055)

Fair value of warrants granted               --            --          31,315               --            --

Net loss for the year ended
 December 31, 2002                           --            --            --                 --        (272,296)
                                      -----------   -----------   -----------   ----------------   -----------

Balance, December 31, 2002              9,395,788         9,396     2,110,779               --      (1,969,351)

Net loss for the three months
 ended March 31, 2003 (unaudited)            --            --            --                 --         (42,018)
                                      -----------   -----------   -----------   ----------------   -----------

Balance, March 31, 2003 (unaudited)     9,395,788   $     9,396   $ 2,110,779   $           --     $(2,011,369)
                                      ===========   ===========   ===========   ================   ===========

Retained earnings accumulated prior to the development stage                                          $633,605
Deficit accumulated during the development stage                                                    (2,644,974)
                                                                                                   -----------
                                                                                                   $ 2,011,369

                   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                                    From
                                                                                                Inception of
                                                                                                 Development
                                                                                                  Stage on
                                                                                                 January 1,
                                                                  For the Three Months Ended    2000 Through
                                                                           March 31,             March 31,
-----------------------------------------------------------------------------------------------------------
                                                                      2003           2002           2003
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                              $   (42,018)   $  (130,649)   $(2,644,974)
   Adjustments to reconcile net (loss) to net cash
     used by operating activities:
       Depreciation and amortization                                      107            108          1,683
       Discontinued operations                                           --             --        1,990,314
       Gain on settlement of debt                                        --             --         (237,163)
       Fair value warrants granted                                       --           31,315         31,315
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable - related party          (601)         1,100        (22,203)
     (Increase) decrease in exchange credits                             (440)            30           (665)
     Increase (decrease) in accounts payable and
      accrued expenses                                                    456          2,056       (509,501)
     (Increase) decrease in prepaid expenses                           39,383       (112,500)      (133,058)
     Decrease in related party payable                                   --             --           (4,077)
                                                                  -----------    -----------    -----------

       Net Cash Used Provided by Operating Activities                  (3,113)      (208,540)    (1,528,329)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sale of exchange credits                            10,000        200,000        429,980
     Increase in note receivable                                         --             --          (80,000)
     Receipt of payment on note receivable                               --             --           80,000
                                                                  -----------    -----------    -----------

       Net Cash Provided by Investing Activities                       10,000        200,000        429,980
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                             --             --         (424,757)
   Common stock issued for cash                                          --             --        1,200,000
   Proceeds from issuance of note payable                                --             --          100,000
   Payments on notes payable                                             --             --         (323,011)
                                                                  -----------    -----------    -----------

       Net Cash Provided by Financing Activities                         --             --          552,232
                                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                         6,887         (8,540)      (546,117)

CASH AT BEGINNING OF PERIOD                                             3,268         21,133        556,272
                                                                  -----------    -----------    -----------

CASH AT END OF PERIOD                                             $    10,155    $    12,593    $    10,155
                                                                  ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

   Income taxes                                                   $      --      $      --      $      --
   Interest                                                       $      --      $      --      $     3,000

                   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002
                                        8


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at March 31, 2003 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -      COMMON STOCK TRANSACTIONS

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

              As of March 31, 2003, this is the only warrant issued and outstanding.

NOTE 4 -      RELATED PARTY TRANSACTIONS

              Accounts Receivable

              On April 17, 2002, the Company advanced $20,000 to the president and CEO of the Company. The advance is payable on demand and accrues interest at 12% per annum. As of March 31, 2003, the Company has recognized $2,203 of interest income related to the note.

              Prepaid Expenses

              During the first quarter of 2002, the Company prepaid two years of salaries to two employees and officers of the Company. As of December 31, 2002, one half of the prepayment, representing one year of salaries and payroll taxes, had been fully expensed. The remaining prepaid salaries and taxes, of $157,532, is being expensed evenly over the year ending December 31, 2003.

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

         Other than what has been disclosed herein and in the year end report for year 2002, filed on April 14, 2003, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

Capital Resources and Liquidity

         During the quarter ended March 31, 2003, there were no issuances of the Company's common stock.

Results of Operations

         For the three month period ended March 31, 2003, the Company sustained a loss of ($42,108), or ($0.00) per share (basic and diluted) on revenue of $0.00. The loss in the first quarter of 2003 can be contributed to the fact the Company had no revenue producing operations yet still had administrative expenses. For the comparable period of 2002, the Company sustained a loss of ($130,649), or ($0.01) per share on revenue of $0.00. The stockholder's equity for the quarter ended March 31, 2003 was $108,806.

Controls and Procedures


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

PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended March 31, 2003, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2003, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2003, there were no submission of matters to a vote of security holders.

ITEM 5. OTHER

         During the quarter ended March 31, 2003, there were no material events to report that have not been previously disclosed herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended March 31, 2003, there were no reports on form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2003.

CHINA FOOD AND BEVERAGE

         /s/ James Tilton
         ----------------
         James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----
/s/James Tilton     Chief Executive Officer, President,       May 16, 2003
----------------    Treasurer and Director
James Tilton

/s/Jane Zheng       Secretary and Director                    May 16, 2003
-----------------
Jane Zheng

/s/Gordon Wilson    Director                                  May 14, 2003
-----------------
Gordon Wilson

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

         Date: May 16, 2003

         /s/ James A. Tilton
        ---------------------
         James A. Tilton,
         Chief Executive Officer Chief Financial Officer