Form 10QSB
period 2003-07-30
CHINA FOOD & BEVERAGE CO
filed 2003-08-18
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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


                     710 W. 24th St., Kansas City, MO 64108
                     ---------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2003 was 9,395,788.

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page

ITEM 1.  FINANCIAL STATEMENTS.............................................    4

ITEM 2.  PLAN OF OPERATION................................................   11


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................   12

ITEM 2.  CHANGES IN SECURITIES............................................   12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................   12

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................   12

ITEM 5.  OTHER............................................................   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   13

         SIGNATURES.......................................................   14

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2003, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002





                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                               June 30,     December 31,
                                                                 2003            2002
                                                             -----------    -----------
                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                      $     6,813    $     3,268
   Exchange credits                                                 --           19,819
   Accounts receivable - related party                            22,802         21,602
   Prepaid expenses                                               93,674        172,441
                                                             -----------    -----------

     Total Current Assets                                        123,289        217,130
                                                             -----------    -----------

PROPERTY AND FIXED ASSETS

   Equipment                                                       2,149          2,149
   Accumulated depreciation                                       (1,791)        (1,576)
                                                             -----------    -----------

     Total Fixed Assets                                              358            573
                                                             -----------    -----------

     TOTAL ASSETS                                            $   123,647    $   217,703
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable and accrued expenses                     $    71,783    $    66,879
   Accounts payable - related party                               11,339           --
                                                             -----------    -----------

     Total Current Liabilities                                    83,122         66,879
                                                             -----------    -----------

     Total Liabilities                                            83,122         66,879
                                                             -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares at $0.001 par
    value, 8,870,788 and 9,395,788 shares issued and
    outstanding, respectively                                      8,871          9,396
   Additional paid-in capital                                  2,108,058      2,110,779
   Retained earnings accumulated prior to the
    development stage                                            633,605        633,605
   Deficit accumulated during the development stage           (2,710,009)    (2,602,956)
                                                             -----------    -----------

     Total Stockholders' Equity                                   40,525        150,824
                                                             -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   123,647    $   217,703
                                                             ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                                                 From
                                                                                              Inception of
                                                                                               Development
                                                                                               Stage on
                                                                                               January 1,
                                                                                                2000
                                    For the Three Months Ended     For the Six Months Ended    Through
                                             June 30,                      June 30,            June 30,
--------------------------------------------------------------    --------------------------   ---------
                                        2003           2002          2003            2002         2003
                                    -----------    -----------    -----------    -----------   ---------

NET SALES                           $      --      $      --      $      --      $      --     $    --
                                    -----------    -----------    -----------    -----------   ---------

COSTS AND EXPENSES

   General and administrative            65,635         70,131        108,723        200,916     967,972
                                    -----------    -----------    -----------    -----------   ---------

     Total Costs and Expenses            65,635         70,131        108,723        200,916     967,972
                                    -----------    -----------    -----------    -----------   ---------

LOSS BEFORE OTHER EXPENSE               (65,635)       (70,131)      (108,723)      (200,916)   (967,972)
                                    -----------    -----------    -----------    -----------   ---------

OTHER INCOME (EXPENSE)

   Refund tax penalties                    --             --             --             --        16,237
   Interest expense                        --             (805)          --             (805)    (16,296)
   Interest income                          600            114          1,670            250      11,173
                                    -----------    -----------    -----------    -----------   ---------

     Total Other Income (Expense)           600           (691)         1,670           (555)     11,114
                                    -----------    -----------    -----------    -----------   ---------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                             (65,035)       (70,822)      (107,053)      (201,471)   (956,858)
INCOME TAX EXPENSE                         --             --             --             --          --
                                    -----------    -----------    -----------    -----------   ---------

LOSS BEFORE EXTRAORDINARY ITEM          (65,035)       (70,822)      (107,053)      (201,471)   (956,858)

GAIN ON DISPOSITION OF DEBT                --             --             --             --       237,163
                                    -----------    -----------    -----------    -----------   ---------
LOSS BEFORE DISCONTINUED
 OPERATIONS                             (65,035)       (70,822)      (107,053)      (201,471)   (719,695)
LOSS ON DISCONTINUED
 OPERATIONS                                --             --             --             --    (1,990,314)
                                    -----------    -----------    -----------    -----------   ---------

NET LOSS                            $   (65,035)   $   (70,822)   $  (107,053)   $  (201,471)  $    --
                                    ===========    ===========    ===========    ===========   =========

BASIC LOSS PER SHARE                $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)  $    --
                                    ===========    ===========    ===========    ===========   =========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                8,957,326      9,395,788      9,175,346      9,395,788   $    --
                                    ===========    ===========    ===========    ===========   =========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity


                                                Common Stock           Additional       Other        Retained
                                        --------------------------      Paid-In      Comprehensive   Earnings
                                            Shares        Amount        Capital        Income        (Deficit)
                                        -----------    -----------    -----------   -----------    -----------

Balance, January 1, 2000                  5,546,505    $     5,547    $   872,070   $     8,421        633,605

Common stock issued for cash
   at $1.00 per share                        50,000             50         49,950          --             --

Common stock issued for cash
   at $1.00 per share                       200,000            200        199,800          --             --

Common stock issued for cash
   at $0.50 per share                       200,000            200         99,800          --             --

Common stock issued for cash
   at $0.25 per share                       400,000            400         99,600          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.10 per share                     2,000,000          2,000        198,000          --             --

Common stock issued for cash
   at $0.10 per share                     1,000,000          1,000         99,000          --             --

Related party forgiveness of interest          --             --           11,244          --             --

Change in currency translation                 --             --             --          (8,421)          --

Net loss for the year ended
   December 31, 2000                           --             --             --            --       (2,039,898)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2000               10,996,505         10,997      2,027,864          --       (1,406,293)

Canceled shares                                (717)            (1)          --            --             --

Common stock issued for cash
   at $0.10 per share                       500,000            500         49,500          --             --

Canceled shares                          (2,100,000)        (2,100)         2,100          --             --

Net loss for the year  ended
   December 31, 2001                           --             --             --            --         (290,762)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2001                9,395,788    $     9,396    $ 2,079,464          --      $(1,697,055)
                                        -----------    -----------    -----------   -----------    -----------


                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statement of Stockholders' Equity (Continued)

                                              Common Stock           Additional        Other        Retained
                                      --------------------------      Paid-In      Comprehensive    Earnings
                                          Shares      Amount          Capital         Income        (Deficit)
                                      -----------    -----------    -----------    -------------   -----------

Balance, December 31, 2001              9,395,788    $     9,396    $ 2,079,464    $        --     $(1,697,055)

Fair value of warrants granted               --             --           31,315             --            --

Net loss for the year ended
 December 31, 2002                           --             --             --               --        (272,296)
                                      -----------    -----------    -----------    -------------   -----------

Balance, December 31, 2002              9,395,788          9,396      2,110,779             --      (1,969,351)

Repurchased and cancelled 525,000
 shares of common stock (unaudited)      (525,000)          (525)        (2,721)            --            --

Net loss for the six months
 ended June 30, 2003 (unaudited)             --             --             --               --        (107,053)
                                      -----------    -----------    -----------    -------------   -----------

Balance, June 30, 2003 (unaudited)      8,870,788    $     8,871    $ 2,108,058    $        --     $(2,076,404)
                                      ===========    ===========    ===========    =============   ===========



Retained earnings accumulated prior to the development stage                                      $    633,605
Deficit accumulated during the development stage                                   $ (2,710,009)  $ (2,076,404)
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


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             From
                                                                                         Inception of
                                                                                          Development
                                                                                           Stage on
                                                                                          January 1,
                                                             For the Six Months Ended    2000 Through
                                                                     June 30               June 30,
-----------------------------------------------------------------------------------------------------
                                                              2003           2002           2003
                                                           -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                              $  (107,053)   $  (201,471)   $(2,710,009)
   Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
     Depreciation and amortization                                 215            215          1,791
     Discontinued operations                                      --             --        1,990,314
     Gain on settlement of debt                                   --             --         (237,163)
     Fair value warrants granted                                  --           31,315         31,315
   Changes in assets and liabilities:
     (Increase) in accounts receivable-related party            (1,200)       (19,395)       (22,802)
     (Increase) in exchange credits                               (842)          (254)        (1,067)
     Increase (decrease) in accounts payable and accrued
      expenses                                                   4,904         24,419       (505,053)
     (Increase) decrease in prepaid expenses                    78,767       (242,213)       (93,674)
     Increase in related party payable                          11,339           --            7,262
                                                           -----------    -----------    -----------

       Net Cash (Used) by Operating Activities                 (13,870)      (407,384)    (1,539,086)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                              --             --             --

   Proceeds from sale of exchange credits                       20,661        399,980        440,641
   Increase in note receivable                                    --             --          (80,000)
   Receipt of payment on note receivable                          --             --           80,000
                                                           -----------    -----------    -----------

       Net Cash Provided (Used) by Investing Activities         20,661        399,980        440,641
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                      --             --         (424,757)
   Common stock issued for cash                                   --             --        1,200,000
   Common stock repurchased for cash                            (3,246)          --           (3,246)
   Proceeds from issuance of note payable                         --             --          100,000
   Payments on notes payable                                      --             --         (323,011)
                                                           -----------    -----------    -----------

       Net Cash Provided (Used) by Financing Activities         (3,246)          --          548,986
                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  3,545         (7,404)      (549,459)

CASH AT BEGINNING OF PERIOD                                      3,268         21,133        556,272
                                                           -----------    -----------    -----------

CASH AT END OF PERIOD                                      $     6,813    $    13,729    $     6,813
                                                           ===========    ===========    ===========

Cash Paid For:

   Interest                                                $      --      $      --      $      --
   Income taxes                                            $      --      $      --      $      --


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at June 30, 2003 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for period ended June 30, 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders have committed to covering the operating costs of the Company.

NOTE 3 -      COMMON STOCK TRANSACTIONS

              Repurchased Cancellation of Common Stock

              On April 15, 2003, the Company repurchased and cancelled 525,000 shares of common stock from a shareholder in exchange for $3,246.

              Issuance of Warrant

              On March 5, 2002, the Company issued a warrant to a non-employee. The warrant allows the holder to purchase 550,000 shares of common stock at an exercise price of $0.06 per share, and will expire five years from the date of issuance.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 3 -      COMMON STOCK TRANSACTIONS (Continued)

              Issuance of Warrant (Continued)

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

              As of June 30, 2003, this is the only warrant issued and outstanding.

NOTE 4 -      RELATED PARTY TRANSACTIONS

              Accounts Receivable

              On April 17, 2002, the Company advanced $20,000 to the president and CEO of the Company. The advance is payable on demand and accrues interest at 12% per annum. As of June 30, 2003, the Company has recognized $2,802 of interest income related to the note.

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

The Company

         The Company presently occupies office space, free of charge at 710 W. 24th St., Kansas City, MO 64108.

Business of Issuer

         Since the disposition of Annu Hui Brewery, the Company will continue toseek to acquire businesses both in China and other countries.

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

Capital Resources and Liquidity

         During the quarter ended June 30, 2003, there were no issuances of the Company's common stock.

Results of Operations

         For the three month period ended June 30, 2003, the Company sustained a loss of ($65,635), or ($0.00) per share (basic and diluted) on revenue of $0.00. The loss in the second quarter of 2003 can be contributed to the fact the Company had no revenue producing operations yet still had administrative expenses. For the comparable period of 2002, the Company sustained a loss of ($70,131), or ($0.01) per share on revenue of $0.00. The stockholder's equity for the quarter ended June 30, 2003 was $40,525.


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

PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended June 30, 2003, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended June 30, 2003, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2003, there were no submission of matters to a vote of security holders.

ITEM 5. OTHER

         During the quarter ended June 30, 2003, there were no material events to report that have not been previously disclosed herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended June 30, 2003, there were no reports on form 8-K.


         Exhibit 31.1  -  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT
                          TO 18 U.S.C. SECTION 1350

         Exhibit 32.1  -  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                          ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

                                   SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of August, 2003.

                                      CHINA FOOD AND BEVERAGE COMPANY

                                      /s/ James A. Tilton
                                      ------------------------------
                                      James A. Tilton, President