Form 10QSB
period 2003-09-30
CHINA FOOD & BEVERAGE CO
filed 2003-11-14
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ]      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  (No  fee  required)  for  the  transition   period  from
         _____________ to _______________.

                         Commission file number: 0-11734
                                                 -------


                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                             87-0548148
---------------------------------                             ----------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                              Identification)



                     710 W. 24th St., Kansas City, MO 64108
                     ---------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (877) 667-9377
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value)as of the quarter ended September 30, 2003 was 8,870,788.





                                TABLE OF CONTENTS

                                     PART I


                                                                          Page
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS.............................................  1

ITEM 2.  PLAN OF OPERATION................................................  1


                                            PART II

ITEM 1.  LEGAL PROCEEDINGS................................................  3

ITEM 2.  CHANGES IN SECURITIES............................................  3

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................  3

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................  3

ITEM 5.  OTHER............................................................  3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  3

         SIGNATURES.......................................................  4

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" or "we", refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2003, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


ITEM 2.  PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.

         Other than what has been disclosed herein and in the year end report for year 2002, filed on April 14, 2003, we are not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The Company's Address
---------------------

         We presently occupy office space, free of charge at 710 W. 24th St., Kansas City, MO 64108.

Business of Issuer
------------------

         Since the disposition of Annu Hui Brewery, we have continued to seek to acquire businesses both in China and other countries.

         We intend to locate its target investment opportunities through contacts which management has in China and Southeast Asia. We have no full or part time employees, aside from its officers and directors. If the Company requires additional personnel to carry out its business objectives, it will retain outside consultants. In the past, the Company has been successful in retaining consultants through the issuance of its Common Stock and we intend to continue this practice in an attempt to avoid expending valuable cash flows.

         Since we do not have significant liquid assets, we intend to acquire business opportunities through the issuance of its equity securities. This will likely result in future dilution of the ownership interest enjoyed by our current shareholders. The Company has had some past experience in acquiring subsidiaries in this manner. However, the Company can provide no assurance that it will be able to continue such acquisitions in the future. It is also likely that any future acquisitions by the Company will require the Company to make capital contributions to the acquired businesses.

Capital Resources and Liquidity
-------------------------------

         During the quarter ended September 30, 2003, there were no issuances of the Company's common stock.

Results of Operations
---------------------

         For the three month period ended September 30, 2003, the Company sustained a loss of ($45,420), or ($0.00) per share (basic and diluted) on revenue of $0.00. The loss in the second quarter of 2003 can be contributed to the fact the Company had no revenue producing operations yet still had administrative expenses. For the comparable period of 2002, the Company sustained a loss of ($48,736), or ($0.01) per share on revenue of $0.00. The stockholder's equity for the quarter ended September 30, 2003 was ($4,895).

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


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2003, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended September 30, 2003, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2003, there were no submission of matters to a vote of security holders.

ITEM 5. OTHER

         During the quarter ended September 30, 2003, there were no material events to report that have not been previously disclosed herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended September 30, 2003, there were no reports on form 8-K.


         Exhibit 31.1 -    CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350


         Exhibit 32.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS


                                        September 30,  December 31,
                                            2003           2002
                                        -------------  ------------
                                        (Unaudited)
CURRENT ASSETS

   Cash                                  $   4,363    $   3,268
   Exchange credits                           --         19,819
   Note receivable - related party          20,000       20,000
   Interest receivable - related party       3,403        1,602
   Prepaid expenses                         54,291      172,441
                                         ---------    ---------

     Total Current Assets                   82,057      217,130
                                         ---------    ---------

PROPERTY AND FIXED ASSETS

   Equipment                                 2,149        2,149
   Accumulated depreciation                 (1,898)      (1,576)
                                         ---------    ---------

     Total Fixed Assets                        251          573
                                         ---------    ---------

     TOTAL ASSETS                        $  82,308    $ 217,703
                                         =========    =========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                       September 30,  December 31,
                                                           2003         2002
                                                       -----------    -----------
                                                       (Unaudited)

CURRENT LIABILITIES
   Accounts payable and accrued expenses               $    71,784    $    66,879
   Notes payable - related party                            15,419           --
                                                       -----------    -----------

     Total Current Liabilities                              87,203         66,879
                                                       -----------    -----------

     Total Liabilities                                      87,203         66,879
                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares at $0.001 par
    value, 8,870,788 and 9,395,788 shares issued and
    outstanding, respectively                                8,871          9,396
   Additional paid-in capital                            2,108,058      2,110,779
   Retained earnings accumulated prior to the
    development stage                                      633,605        633,605
   Deficit accumulated during the development stage     (2,755,429)    (2,602,956)
                                                       -----------    -----------

     Total Stockholders' Equity (Deficit)                   (4,895)       150,824
                                                       -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                $    82,308    $   217,703
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




                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                    From
                                                                                                Inception of
                                                                                                Development
                                                                                                  Stage on
                                                                                                 January 1,
                                    For the Three Months Ended    For the Nine Months Ended     2000 Through
                                          September 30,                  September 30,          September 30
                                    --------------------------    --------------------------    -----------
                                        2003           2002           2003           2002           2003
                                    -----------    -----------    -----------    -----------    -----------
NET SALES                           $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------

COSTS AND EXPENSES

   Payroll Expense                       37,500         37,500        112,500        112,500        262,500
   General and administrative             8,520         12,660         42,243        138,576        751,492
                                    -----------    -----------    -----------    -----------    -----------

     Total Costs and Expenses            46,020         50,160        154,743        251,076      1,013,992
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE OTHER EXPENSE               (46,020)       (50,160)      (154,743)      (251,076)    (1,013,992)
                                    -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

   Refund tax penalties                    --             --             --             --           16,237
   Interest expense                        --             --             --             (805)       (16,296)
   Interest income                          600          1,424          2,270          1,674         11,773
                                    -----------    -----------    -----------    -----------    -----------

     Total Other Income (Expense)           600          1,424          2,270            869         11,714
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                             (45,420)       (48,736)      (152,473)      (250,207)    (1,002,278)

INCOME TAX EXPENSE                         --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEM          (45,420)       (48,736)      (152,473)      (250,207)    (1,002,278)

GAIN ON DISPOSITION OF DEBT                --             --             --             --          237,163
                                    -----------    -----------    -----------    -----------    -----------
LOSS BEFORE DISCONTINUED
 OPERATIONS                             (45,420)       (48,736)      (152,473)      (250,207)      (765,115)

LOSS ON DISCONTINUED
 OPERATIONS                                --             --             --             --       (1,990,314)
                                    -----------    -----------    -----------    -----------    -----------
NET LOSS                            $   (45,420)   $   (48,736)   $  (152,473)   $  (250,207)   $(2,755,429)
                                    ===========    ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE                $     (0.01)   $     (0.01)   $     (0.02)   $     (0.03)          --
                                    ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                8,870,788      9,395,788      9,072,711      9,395,788           --
                                    ===========    ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
(Split Table)
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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)


                                               Common Stock            Additional      Other         Retained
                                        --------------------------      Paid-In    Comprehensive     Earnings
                                           Shares         Amount        Capital        Income        (Deficit)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2001               9,395,788    $     9,396    $ 2,079,464          --      $(1,697,055)



Fair value of warrants granted                --             --           31,315          --             --

Net loss for the year ended
 December 31, 2002                            --             --             --            --         (272,296)
                                       -----------    -----------    -----------                  -----------

Balance, December 31, 2002               9,395,788          9,396      2,110,779          --       (1,969,351)

Repurchased and cancelled
 525,000 shares of common
 stock (unaudited)                        (525,000)          (525)        (2,721)         --             --

Net loss for the nine months
 ended September 30, 2003
 (unaudited)                                  --             --             --            --         (152,473)
                                       -----------    -----------    -----------   -----------    -----------

Balance, September 30, 2003
 (unaudited)                             8,870,788    $     8,871    $ 2,108,058   $      --      $(2,121,824)
                                       ===========    ===========    ===========   ===========    ===========


Retained earnings accumulated prior to the development stage                                      $   633,605
Deficit accumulated during the development stage                                                   (2,755,429)
                                                                                                  -----------

                                                                                                  $(2,121,824)
                                                                                                  ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                              From
                                                                                          Inception of
                                                                                           Development
                                                                                            Stage on
                                                                                           January 1,
                                                            For the Nine Months Ended     2000 Through
                                                                  September 30            September 30,
                                                            -----------    -----------    -----------
                                                                2003           2002           2003
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $  (152,473)   $  (250,207)   $(2,755,429)
   Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
     Depreciation and amortization                                  322            322          1,898
     Discontinued operations                                       --             --        1,990,314
     Gain on settlement of debt                                    --             --         (237,163)
     Fair value warrants granted                                   --           31,315         31,315
   Changes in assets and liabilities:
     (Increase) in interest receivable-related party             (1,801)          --           (3,403)
     (Increase) in exchange credits                                (842)         8,027         (1,067)
     Increase (decrease) in accounts payable and
      accrued expenses                                            4,905         24,516       (505,053)
     (Increase) decrease in prepaid expenses                    118,150       (201,844)       (54,291)
     (Decrease) in related party payable                           --             --           (4,077)
                                                            -----------    -----------    -----------

       Net Cash (Used) by Operating Activities                  (31,739)      (387,871)    (1,536,956)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of exchange credits                        20,661        399,980        440,641
   Issuance of note receivable                                     --          (20,000)      (100,000)
   Receipt of payment on note receivable                           --             --           80,000
                                                            -----------    -----------    -----------

       Net Cash Provided (Used) by Investing Activities          20,661        379,980        420,641
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                       --             --         (424,757)
   Common stock issued for cash                                    --             --        1,200,000
   Common stock repurchased for cash                             (3,246)          --           (3,246)
   Proceeds from issuance of note payable - related party        15,419           --          115,419
   Payments on notes payable - related party                       --             --         (323,010)
                                                            -----------    -----------    -----------

       Net Cash Provided (Used) by Financing Activities          12,173           --          564,406
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   1,095         (7,891)      (551,909)

CASH AT BEGINNING OF PERIOD                                       3,268         21,133        556,272
                                                            -----------    -----------    -----------

CASH AT END OF PERIOD                                       $     4,363    $    13,242    $     4,363
                                                            ===========    ===========    ===========

Cash Paid For:

   Interest                                                 $      --      $      --      $      --
   Income taxes                                             $      --      $      --      $      --

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations an cash flows at September 30, 2003 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for period ended September 30, 2003 are not necessarily indicative of the operating results for the full years.

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

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


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

              As of September 30, 2003, this is the only warrant issued and outstanding.

NOTE 4 -      RELATED PARTY TRANSACTIONS

              Note Receivable

              On April 17, 2002, the Company advanced $20,000 to the president and CEO of the Company. The advance is payable on demand and accrues interest at 12% per annum. As of September 30, 2003, the Company has recognized $3,403 of interest income related to the note since its inception.

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

              Note Payable

              During the nine months ended September 30, 2003, a significant shareholder has advanced the Company $15,419 in cash. The advances are short-term in nature, non-interest bearing, and have been used for the ongoing operating expenses of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2003.

CHINA FOOD AND BEVERAGE

         /s/ James Tilton
----------------
         James Tilton, President


         In accordance with the Exchange Act, this quarterly report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                       Date
---------                  -----                                       ----

/s/James Tilton            Chief Executive Officer, President,         November 13, 2003
-----------------          Treasurer and Director
James Tilton

/s/Jane Zheng              Secretary and Director                      November 13, 2003
-----------------
Jane Zheng

/s/Gordon Wilson           Director                                    November 13, 2003
-----------------
Gordon Wilson
