Form 10KSB
period 2003-12-31
CHINA FOOD & BEVERAGE CO
filed 2004-04-15
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The number of shares of Registrant's Common Stock outstanding on December 31, 2003, was 9,896,679.

         The Registrant's total revenues for the year ended December 31, 2003, were $0.00.

                                TABLE OF CONTENTS

             PART I                                                        PAGE
                                                                           ----

ITEM 1.      DESCRIPTION OF BUSINESS......................................  3

ITEM 2.      DESCRIPTION OF PROPERTY......................................  5

ITEM 3.      LEGAL PROCEEDINGS............................................  5

ITEM 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS................................  5

             PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS.........................................  6

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................  6

ITEM 7.      FINANCIAL STATEMENTS.........................................  7

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS..................................................  7

             PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS;  COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT............................  7

ITEM 10.     EXECUTIVE COMPENSATION.......................................  8

ITEM 11.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS......................  9

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.................................................  9

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K............................. 10

ITEM 14.     CONTROLS AND PROCEDURES...................................... 10

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES....................... 10

SIGNATURES................................................................ 11

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development:

         China Food and Beverage Company, a Nevada corporation (the "Company" or, "we"), has executive offices at: 710 W. 24th St., Kansas City, MO 64108. The Company was incorporated in Nevada on November 6, 1981 under the name Logos Scientific Inc. On May 5, 1992, the Company changed its name to Logos International, Inc. On October 23, 1995, the Company changed its name to OMAP Holdings Incorporated. On March 31, 1997, we changed our name to China Food and Beverage Company.

         On December 30, 1998, we closed on an agreement with Calder Investments Limited and Li, Lin Hu by issuing its 5 year and one day 8% Debenture in the amount of $10,500,000 to each of Calder Investments Limited and Li, Lin Hu. This issuance consummated the transactions described in the Company's 8-K dated May 6, 1998. On the same day, December 30, 1998, the Company caused the conversion of the Debentures above described in the terms incorporated therein by issuing to each of Li, Lin Hu and Calder Investments Limited thereupon caused 1,050,000 of their shares to be issued to Anhui Lui An Beer Company Ltd., to redeem their note to Anhui Lui An Beer Company Ltd. On December 31, 1998, we issued a total of 4,200,000 shares of its common stock to the following persons and entities in the following amounts pursuant to Debentures which were converted on December 30, 1998; Calder Investments Limited = 1,050,000 shares of common stock; Li, Lin Hu = 1,050,000 shares of common stock Anhui Liu An Beer Company Ltd. = 2,100,000 shares of common stock. This issuance caused the three individuals and entities above set forth to become the control persons of the Registrant.

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

         We believe that the claims made by the sellers are without merit. However, as the assets of the brewery are in the Peoples' Republic of China and the Company has no effective control over the business or the financial concerns of the brewery, the Company has fully reserved against all of its assets located in China.

         It is possible that, in addition to taking control of the assets, the sellers may commence an action against the Company alleging, among other claims, breach of contract. Conversely, continue to explore our options, including but not limited to, initiating legal action of our own to recover what we believe to be a wrongful conversion of the Company's assets by the on Which

         Unless the Company is able to resolve this dispute and because it does not presently have the financial ability to continue in operation, we may be obligated to secure additional debt or equity financing to enable the Company to continue as an on-going entity.

         Accordingly, the Company cancelled 2,100,000 shares of the 4,200,000 shares previously issued. We have placed a stop-transfer on the remaining 2,100,000 shares pending resolution of this issue between the sellers of Anhui Hao Dun Brewery and the Company. On April 15, 2003, the Company repurchased and intends to cancel 525,000 shares of the aforementioned 2,100,000 shares common stock in exchange for $3,246.


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

         On November 11, 2003, we entered into an agreement in principle and Letter of Intent with "Fairest Enterprises, Ltd.", for the acquisition of a majority interest and operating control of the China Xuzhou Leader Cement Company, Limited ("China Cement") in Da Miao Town, Jiangsu Province, Peoples'

Republic of China. The non-binding Letter of Intent is pending upon the parties pursuing the standard and customary due diligence. The specific terms of the acquisition were not announced, as they have yet to be negotiated between the parties. China Cement is a modern state-of-the art cement plant producing various types of concrete products for the rapidly developing building industry in Jiangsu Province of China. The Company announced that the unaudited financial documents, preliminarily supplied by China Cement, indicated total assets of approximately $2,000,000 as of December 31, 2002 with total revenues for the calendar year 2002 of $1,600,000 resulting in a net income of $170,000. It should be noted that the foregoing preliminary financials are supplied by China Cement on an unaudited basis and have not been verified or reviewed by the Company or its agents. The Company is enthused about the prospects for acquiring this threshold industry within this rapid developing region and the potential establishment of a substantial material working asset for the company.

         We intend to continue to attempt to locate target investment opportunities in China and Southeast Asia. The Company has no full or part time employees, aside from its officers and directors. If the Company requires additional personnel to carry out its business objectives, it will retain outside consultants. In the past, the Company has been successful in retaining consultants through the issuance of its Common Stock and the Company intends to continue this practice in an attempt to avoid expending valuable cash flows.

         Since the Company does not have significant liquid assets, we intend to continue an attempt to acquire business opportunities through the issuance of equity securities. This will likely result in future dilution of the ownership interest enjoyed by the Company's current shareholders. The Company has had some past experience in acquiring subsidiaries in this manner. However, there can be no assurance that we will be able to continue such acquisitions in the future. It is also likely that any future acquisitions by the Company will require the Company to make capital contributions to the acquired businesses.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company presently occupies office space, free of charge, at: 710 W. 24th St., Kansas City, MO 64108.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 2002 and 2003. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

             QUARTER                      HIGH                         LOW
             -------                      ----                         ---

Quarter Ended December 30, 2002             $ .04                     $ .01

Quarter Ended September 30, 2002            $ .03                     $ .01

Quarter Ended June 30, 2002                 $ .07                     $ .01

Quarter Ended March 30, 2002                $ .16                     $ .06

Quarter Ending December 30, 2003            $ .25                     $ .25

Quarter Ending September 30, 2003           $ .17                     $ .17

Quarter Ended June 30, 2003                 $ .07                     $ .07

Quarter Ended March 30, 2003                $ .02                     $ .02


Shareholders:

         There were approximately 193 record holders of Common Stock as of December 31, 2003, holding a total of 9,896,679 outstanding shares of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company generated no revenues for the year ended 2003. Since the Company does not have significant liquid assets, the Company intends to acquire business opportunities through the issuance of its equity securities. This will likely result in future dilution of the ownership interest enjoyed by the Company's current shareholders. The Company has had some past experience in acquiring subsidiaries in this manner. However, the Company can provide no assurance that it will be able to continue such acquisitions in the future. It is also likely that any future acquisitions by the Company will require the Company to make capital contributions to the acquired businesses.

Results of Operations:

         The Company had no revenues as a result from business operations during the year ended 2003. It continued to incur operating expenses, general and administrative expenses in the amount of $212,831 for the year ended 2003, as opposed to $274,037 for the year ended 2002, of which $150,000 was for officer salaries.

         Our "Total Liabilities and Stockholder's Equity" for year ending 2003 was $39,599 of which, as set forth on Page F-4 of the attached Financials. The "Statement of Operations" set forth on Page F-5 of the attached Financial Statements, the Net Sales, the Cost of Sales and the Gross Margin were all $0.00.


Capital Resources and Liquidity:

         On November 5, 2003, the Company issued 500,891 shares of common stock as a cashless exercise of an outstanding warrant to purchase 550,000 shares of common stock. The negative cash flow reflected on the "Statements of Cash Flow" Page F-8 of the attached Financials, is a result of funds used to pay costs and other accrued expenses.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the audited financial Statements attached hereto and numbered F-1 through F-15.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         There are no changes or disagreements with our accountants who are HJ & Associates, LLC., 50 S. Main St., Ste. 1450, Salt Lake City, Utah 84144.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



       Name                    Age               Position(s) and Office(s)
       ----                    ---               -------------------------
      James A. Tilton          42                President, Chief Executive
                                                 Officer, Treasurer & Director

      Jane Zheng               41                Secretary, Director

      Gordon Wilson            61                Director

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

         Gordon Wilson has been a successful senior executive, team leader and trouble shooter having set up, developed and turned around UK and International trading operations for major banking, financial services and trading groups in East and Western Europe, Middle East, Africa and North America. He presently is a director of a number of UK companies including Wilton Corporate Finance a member of the Wilton Group.

Compliance With Section 16(a)of the Exchange Act:

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer, excluding James A. Tilton, the current chief executive officer, earned or received annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE
                                       Annual Compensation         Long Term Compensation
                                       -------------------        -------------------------
                                                                     Other       Restricted
                                                                     Annual       Stock              Other
                                                                  Compensation     Awards         Compensation
                                                                  ------------   ----------       ------------
Name and principal position          Year    Salary   Bonus
---------------------------          ----    ------   -----
James A. Tilton, President           2002    $75,000     $0             $0               $0               $0
         "                           2003    $75,000     $0             $0               $0               $0


Jane Zheng, Secretary                2002    $75,000     $0             $0               $0               $0
         "                           2003    $75,000     $0             $0               $0               $0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information concerning the stock ownership as of December 31, 2003, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 9,896,679 shares of Common Stock issued on December 31, 2003.

                                                      Name and Address
         Title of Class                               Amount and Nature of
         of Beneficial Owner                          Beneficial Ownership                Percentage of Class
       ---------------------                          --------------------                -------------------

Common Stock Par Value $0.001                        Korkor Holdings, Ltd.                       32%
                                                     3 Athol St.
                                                     Douglas Isle of Man
                                                     3,172,400

Common Stock Par Value $0.001                        Calder Investments Limited                  30%
                                                     Omar Hodge Bldg.
                                                     Wicken Cay Road Town
                                                     Tortula, BVI
                                                     3,000,000

Common Stock Par Value $0.001                        Anhui Liu An Beer Company                   10%
                                                     1,050,000

Common Stock Par Value $0.001                        Tiancheng China Corp, Ltd.(a)                6%
                                                     530,000

Common Stock Par Value $0.001                        Jane Zheng, Director &                       3%
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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         On November 11, 2003, the Company filed an 8-K announcing a non-binding agreement in principle to acquire a majority interest in a cement plant in Jiangsu Province, People's Republic of China. The company proposes to acquire an unspecified majority position in the Xuzhou Leader Cement Company from Fairest Enterprises, Ltd. of China.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed through April 12, 2004 by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the quarterly reports on Form 10-QSB for fiscal year 2003 were $11,671.

     The aggregate fees billed by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the quarterly reports on Form 10-QSB for fiscal year 2002 were $14,485.

AUDIT RELATED FEES

     For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for the audit or review of the financial statements that are not reported above Audit Fees.

TAX FEES

     For the fiscal years ended 2003 and 2002 the fees billed for tax compliance services and tax-planning advice provided were $1,990.

OTHER FEES

     For the fiscal years ended 2003 and 2002 there were no other fees billed for services other than services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2004.

         CHINA FOOD AND BEVERAGE COMPANY


         /s/James A. Tilton
         -------------------------------
         James A. Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                   Title                   Date
         ---------                   -----                   ----

/s/ James A. Tilton
------------------------             President,              April 13, 2004
James Tilton                         CEO, Treasurer
                                     and Director
/s/ Jane Zheng
------------------------             Secretary and           April 13, 2004
Jane Zheng                           Director

/S/ Gordon Wilson                    Director                April 13, 2004
------------------------
Gordon Wilson

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S


Independent Auditors' Report...............................................F-3

Balance Sheet..............................................................F-4

Statements of Operations...................................................F-5

Statements of Stockholders' Equity (Deficit)...............................F-6

Statements of Cash Flows...................................................F-8

Notes to the Financial Statements.........................................F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
China Food and Beverage Company
(A Development Stage Company)
Kew Gardens, New York

We have audited the accompanying balance sheet of China Food and Beverage Company (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on January 1, 2000 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Food and Beverage Company (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from the inception of the development stage on January 1, 2000 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
----------------------------
Salt Lake City, Utah
April 5, 2004

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                                                   December 31,
                                                                                        2003
                                                                                   -----------
CURRENT ASSETS
   Cash                                                                            $     3,789
   Accounts receivable - related party (Note 6)                                         20,000
   Interest receivable                                                                   4,194
   Prepaid expenses                                                                     11,473
                                                                                   -----------

     Total Current Assets                                                               39,456
                                                                                   -----------
PROPERTY AND FIXED ASSETS (Note 3)

   Equipment                                                                             2,149
   Accumulated depreciation                                                             (2,006)
                                                                                   -----------

     Total Fixed Assets                                                                    143
                                                                                   -----------

     TOTAL ASSETS                                                                  $    39,599
                                                                                   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                           $    70,070
   Accounts payable - related party                                                     29,475
                                                                                   -----------

     Total Current Liabilities                                                          99,545
                                                                                   -----------

     TOTAL LIABILITIES                                                                  99,545
                                                                                   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 preferred shares at $0.001
      par value; 9,896,679 shares issued and outstanding                                 9,897
   Additional paid-in capital                                                        2,110,278
   Retained earnings accumulated prior to the development stage                        633,605
   Deficit accumulated during the development stage                                 (2,813,726)
                                                                                   -----------

     Total Stockholders' Equity (Deficit)                                              (59,946)
                                                                                   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $    39,599
                                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Operations
                                                                        From
                                                                    Inception of
                                                                    Development
                                                                     Stage on
                                                                    January 1,
                                         For the Years ended        2000 Through
                                             December 31,           December 31,
--------------------------------------------------------------------------------
                                         2003            2002           2003
                                      -----------    -----------    -----------

NET SALES                             $      --      $      --      $      --

COSTS AND EXPENSES

   General and administrative             212,831        274,037      1,072,080
                                      -----------    -----------    -----------

     Total Costs and Expenses             212,831        274,037      1,072,080
                                      -----------    -----------    -----------

LOSS BEFORE OTHER EXPENSE                (212,831)      (274,037)    (1,072,080)
                                      -----------    -----------    -----------

OTHER INCOME (EXPENSE)

   Refund of tax penalties                   --             --           16,237
   Interest expense                          --             (533)       (16,296)
   Interest income                          2,061          2,274         11,564
                                      -----------    -----------    -----------

     Total Other Income (Expense)           2,061          1,741         11,505
                                      -----------    -----------    -----------

LOSS BEFORE TAX, EXTRAORDINARY
   ITEM AND DISCONTINUED OPERATIONS      (210,770)      (272,296)    (1,060,575)

INCOME TAX EXPENSE                           --             --             --
                                      -----------    -----------    -----------

LOSS BEFORE DISCONTINUED OPERATIONS      (210,770)      (272,296)    (1,060,575)

LOSS ON DISCONTINUED OPERATIONS              --             --       (1,990,314)
                                      -----------    -----------    -----------

LOSS BEFORE  EXTRAORDINARY ITEM          (210,770)      (272,296)    (3,050,889)

GAIN ON DISPOSITION OF DEBT                  --             --          237,163
                                      -----------    -----------    -----------

NET LOSS                              $  (210,770)   $  (272,296)   $(2,813,726)
                                      ===========    ===========    ===========

BASIC LOSS PER SHARE                  $     (0.02)   $     (0.03)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                   9,472,637      9,395,788
                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                        Common Stock
                                            ---------------------------------      Additional         Other           Retained
                                                                                     Paid-In      Comprehensive       Earnings
                                                  Shares           Amount            Capital          Income          (Deficit)
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 1999                5,546,505    $     5,547    $   872,070   $     8,421    $   633,605

Common stock issued for cash
   at $1.00 per share                        50,000             50         49,950          --             --

Common stock issued for cash
   at $1.00 per share                       200,000            200        199,800          --             --

Common stock issued for cash
   at $0.50 per share                       200,000            200         99,800          --             --

Common stock issued for cash
   at $0.25 per share                       400,000            400         99,600          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.10 per share                     2,000,000          2,000        198,000          --             --

Common stock issued for cash
   at $0.10 per share                     1,000,000          1,000         99,000          --             --

Related party forgiveness of interest          --             --           11,244          --             --

Change in currency translation                 --             --             --          (8,421)          --

Net loss for the year ended
   December 31, 2000                           --             --             --            --       (2,039,898)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2000               10,996,505         10,997      2,027,864          --       (1,406,293)

Cancelled shares (Note 5)                      (717)            (1)          --            --             --

Common stock issued for cash
   At $0.10 per share                       500,000            500         49,500          --             --

Cancelled shares (Note 5)                (2,100,000)        (2,100)         2,100          --             --

Net loss for the year  ended
   December 31, 2001                           --             --             --            --         (290,762)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2001                9,395,788    $     9,396    $ 2,079,464          --      $(1,697,055)
                                        ===========    ===========    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                          CHINA FOOD AND BEVERAGE COMPANY
                                           (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit) (Continued)


                                               Common Stock          Additional      Other      Retained
                                        -------------------------     Paid-In    Comprehensive  Earnings
                                           Shares       Amount         Capital      Income      (Deficit)
                                        -----------   -----------    ----------    ---------   -----------

Balance, December 31, 2001                9,395,788   $     9,396   $ 2,079,464    $    --     $(1,697,055)


Warrants granted at fair market value          --            --          31,315         --             --

Net loss for the year ended
 December 31, 2002                             --            --            --           --         (272,296)
                                        -----------   -----------    ----------    ---------   ------------

Balance, December 31, 2002                9,395,788         9,396     2,110,779    $    --       (1,969,351)

November  5, 2003, common
  stock issued upon cashless
  exercise of warrants                      500,891           501          (501)        --            --

Net loss for the year ended
  December 31, 2003                            --            --            --           --       (210,770)
                                        -----------   -----------    ----------    ---------   -----------

Balance, December 31, 2003                9,896,679   $     9,897   $ 2,110,278    $    --     $(2,180,121)
                                        ===========   ===========   ===========    =========   ===========



Retained earnings accumulated prior to the development stage                                   $   633,605
Deficit accumulated during the development stage                                                (2,813,726)
                                                                                               -------------

                                                                                               $  (2,180,121)
                                                                                               =============

   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                                           From
                                                                                       Inception of
                                                                                        Development
                                                                                         Stage on
                                                                                        January 1,
                                                           For the Years Ended         2000 Through
                                                               December 31,            December 31,
-------------------------------------------------------------------------------------------------------
                                                            2003            2002           2003
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $  (210,770)   $  (272,296)   $(2,813,726)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation                                              430            430          2,006
       Discontinued operations                                  --             --        1,990,314
       Gain on settlement of debt                               --             --         (237,163)
       Warrants issued below market                             --           31,315         31,315
   Changes in assets and liabilities:
     (Increase) in prepaid expenses                          160,968       (172,441)       (11,473)
     (Increase) in accounts receivable - related party          --             (502)        (1,602)
     (Increase) Decrease in exchange credits                  19,819           (983)        19,594
     Increase (Decrease) in accounts payable and
      accrued expenses                                         3,192         (3,368)      (506,765)

     Decrease in related party payable                          --             --           (4,077)
                                                         -----------    -----------    -----------

       Net Cash Used by Operating Activities                 (26,361)      (417,845)    (1,531,577)
                                                         -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in note receivable - related party                --          (20,000)       (20,000)
     Increase in note receivable                              (2,592)          --          (82,592)
     Receipt of payment on note receivable                      --             --           80,000
     Sales of exchange credits                                  --          419,980        419,980
                                                         -----------    -----------    -----------

       Net Cash Provided by Investing Activities              (2,592)       399,980        397,388
                                                         -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loss of cash from discontinued operations                    --             --         (424,757)
   Common stock issued for cash                                 --             --        1,200,000
   Proceeds from related party                                29,474           --          129,474
   Payments on notes payable                                    --             --         (323,011)
                                                         -----------    -----------    -----------

       Net Cash Provided by Financing Activities              29,474           --          581,706
                                                         -----------    -----------    -----------

NET DECREASE IN CASH                                             521        (17,865)      (552,483)

CASH AT BEGINNING OF PERIOD                                    3,268         21,133        556,272
                                                         -----------    -----------    -----------

CASH AT END OF PERIOD                                    $     3,789    $     3,268    $     3,789
                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)



                                                                                From
                                                                             Inception of
                                                                             Development
                                                                              Stage on
                                                                              January 1,
                                               For the Years Ended          2000 Through
                                                   December 31,             December 31,
----------------------------------------------------------------------------------------
                                                2003          2002              2003
                                             -----------   -----------      -----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:
   Income taxes                              $      --     $      --        $      --
   Interest                                  $      --     $       533      $     3,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Warrants issued at fair market            $      --     $    31,315      $    31,315
                                             -----------   -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002



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

              g.  New Accounting Pronouncements

              During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

              o    SFAS No. 143, Accounting for Asset Retirement Obligations;
              o SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
              o    SFAS No. 146, Accounting for Exit or Disposal Activities;
              o    SFAS No. 147, Acquisitions of certain Financial Institutions;
                   and
              o    SFAS No. 148, Accounting for Stock Based Compensation.
              o    SFAS  No.149,   Amendment  of  Statement  133  on  Derivative
                   Instruments and Hedging Activities;
              o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

              In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

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

              Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                             2003            2002
                                          -----------    -----------

              Deferred tax assets
                  NOL Carryover           $ 1,885,300    $ 1,815,527
              Deferred tax liabilities:          --             --

              Valuation allowance          (1,885,300)   $(1,815,527)
                                          -----------    -----------

              Net deferred tax asset      $      --      $      --
                                          ===========    ===========


              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                              2003          2002
                                           ---------    ----------

              Book loss                    $ (82,200)    (106,195)
              Valuation allowance             82,200      106,195
                                           ---------    ---------

                                           $    --      $    --
                                           =========    =========


              At  December  31,  2003,   the  Company  had  net  operating  loss
              carryforwards of approximately $4,833,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

NOTE 2 -      PROPERTY AND FIXED ASSETS

                                                                                         2003
                                                                 Accumulated          Net Book
                                                Cost            Depreciation            Amount
                                        ------------------  -------------------  -----------------
              Equipment                 $            2,149  $          (2,006)   $             143
                                        ==================  =================    =================


              During the years ended December 31, 2003 and 2002, the Company expensed $430 and $430 in depreciation, respectively.

NOTE 3 -      CONCENTRATIONS OF RISK

              a.  Barter Exchange Credits

              The Company has owned certain barter exchange credits held with ITEX Corporation. This balance is not insured by the Federal Deposit Insurance Corporation. Value of the credits is $0 as of December 31, 2003.

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

              On November 5, 2003, the Company issued 500,891 shares of common stock as a cashless exercise of an outstanding warrant to purchase 550,000 shares of common stock.

              Issuance of Warrant

              On March 5, 2002, the Company issued a warrant to a non-employee. The warrant allowed the holder to purchase 550,000 shares of common stock at an exercise price of $0.06 per share, and would expire five years from the date of issuance.

              The Company applied SFAS No. 123 for warrants issued, which required the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

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

              As of December 31, 2002, this was the only warrant issued and outstanding. This warrant was exercised in November 2003.

NOTE 6 -      RELATED PARTY TRANSACTIONS

              Accounts Receivable

              On April 17, 2002, the Company advanced $20,000 to the president and CEO of the Company. The advance is payable on demand and accrues interest at 12% per annum. During the year ended December 31, 2003, the Company has recognized $2,061 of interest income related to the note.

              Prepaid Expenses

              During the first quarter of 2002, the Company prepaid two years of salaries to two employees and officers of the Company. As of December 31, 2002, one half of the prepayment, representing one year of salaries and payroll taxes, has been fully expensed. The remaining prepaid salaries and taxes, of $157,532, was expensed during the year ended December 31, 2003. Therefore, the prepaid salaries and payroll taxes account balance as of December 31, 2003 is $0.

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