Form 10QSB
period 2004-06-30
CHINA FOOD & BEVERAGE CO
filed 2004-08-24
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2004 was 9,896,679.

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page

ITEM 1.  FINANCIAL STATEMENTS.............................................   3

ITEM 2.  PLAN OF OPERATION................................................   5


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................   6

ITEM 2.  CHANGES IN SECURITIES............................................   6

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................   6

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................   6

ITEM 5.  OTHER............................................................   6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   6

         SIGNATURES.......................................................   7

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2003. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2004. Accordingly, unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2004, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2004 and December 31, 2003

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                               June 30,     December 31,
                                                                 2004           2003
                                                             -----------    -----------
                                                             Unaudited)
CURRENT ASSETS
   Cash                                                      $       931    $     3,789
   Prepaid expenses                                                5,737         11,473
                                                             -----------    -----------

     Total Current Assets                                          6,668         15,262
                                                             -----------    -----------

PROPERTY AND FIXED ASSETS

   Equipment                                                       2,149          2,149
   Accumulated depreciation                                       (2,149)        (2,006)
                                                             -----------    -----------

     Total Fixed Assets                                             --              143
                                                             -----------    -----------

OTHER ASSETS

   Accounts receivable-related party                              24,804         24,194
                                                             -----------    -----------

     Total Other Assets                                           24,804         24,194
                                                             -----------    -----------

     TOTAL ASSETS                                            $    31,472    $    39,599
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                     $   148,485    $    70,071
   Accounts payable - related party                               46,505         29,474
                                                             -----------    -----------

     Total Current Liabilities                                   194,990         99,545
                                                             -----------    -----------

     Total Liabilities                                           194,990         99,545
                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized at $0.001
     par value, 9,896,679 shares issued and outstanding            9,897          9,897
   Additional paid-in capital                                  2,110,278      2,110,278
   Retained earnings accumulated prior to the
    development stage                                            633,605        633,605
   Deficit accumulated during the development stage           (2,917,298)    (2,813,726)
                                                             -----------    -----------

     Total Stockholders' Equity (Deficit)                       (163,518)       (59,946)
                                                             -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                             $    31,472    $    39,599
                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        CHINA FOOD AND BEVERAGE COMPANY
                         (A Development Stage Company)
                            Statement of Operations
                                                                                                   From
                                                                                                Inception of
                                                                                                Development
                                                                                                 Stage on
                                                                                                January 1,
                                                                                                   2000
                                    For the Three Months Ended     For the Six Months Ended      Through
                                             June 30,                       June 30,             June 30,
                                    --------------------------    --------------------------    -----------
                                       2004           2003           2004            2003           2004
                                    -----------    -----------    -----------    -----------    -----------

NET SALES                           $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------



COSTS AND EXPENSES

   General and administrative            53,714         65,635        104,182        108,723      1,176,262
                                    -----------    -----------    -----------    -----------    -----------

     Total Costs and Expenses            53,714         65,635        104,182        108,723      1,176,262
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE OTHER EXPENSE               (53,714)       (65,635)      (104,182)      (108,723)    (1,176,262)
                                    -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

   Refund tax penalties                    --             --             --             --           16,237
   Interest expense                        --             --             --             (805)       (16,296)
   Interest income                          307            600            610          1,670         12,174
                                    -----------    -----------    -----------    -----------    -----------

     Total Other Income (Expense)           307            600            610          1,670         12,115
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                             (53,407)       (65,035)      (103,572)      (107,053)    (1,164,147)
INCOME TAX EXPENSE                         --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEM          (53,407)       (65,035)      (103,572)      (107,053)    (1,164,147)


GAIN ON DISPOSITION OF DEBT                --             --             --             --          237,163
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE DISCONTINUED
 OPERATIONS                             (53,407)       (65,035)      (103,572)      (107,053)      (926,984)

LOSS ON DISCONTINUED
 OPERATIONS                                --             --             --             --       (1,990,314)
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS                            $   (53,407)   $   (65,035)   $  (103,572)   $  (107,053)   $(2,917,298)
                                    ===========    ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE                $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                9,896,679      8,957,326      9,896,679      9,175,346
                                    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)


                                               Common Stock         Additional          Other
                                        -------------------------     Paid-In       Comprehensive   Retained
                                           Shares        Amount       Capital          Income       (Deficit)
                                        -----------   -----------   -----------    -------------   -----------

Balance, December 31, 2001                9,395,788   $     9,396   $ 2,079,464             --     $(1,697,055)
                                        -----------   -----------   -----------    -------------   -----------

Warrants granted at fair market value          --            --          31,315             --            --

Net loss for the year ended
 December 31, 2002                             --            --            --               --        (272,296)
                                        -----------   -----------   -----------    -------------   -----------

Balance, December 31, 2002                9,395,788         9,396     2,110,779             --      (1,969,351)

November 5, 2003, common stock
  Issued upon cashless exercise of
  warrants                                  500,891           501          (501)            --            --

Balance, December 31, 2003                9,896,679         9,897     2,110,278             --      (2,180,121)
                                        -----------   -----------   -----------    -------------   -----------

Net loss for the six months
 ended June 30, 2004 (unaudited)               --            --            --               --        (103,572)
                                        -----------   -----------   -----------    -------------   -----------

Balance, June 30, 2004 (unaudited)        9,896,679   $     9,897   $ 2,110,278    $        --     $(2,283,693)
                                        ===========   ===========   ===========    =============   ===========




Retained earnings accumulated prior to the development stage                                       $   633,605
Deficit accumulated during the development stage                                                    (2,917,298)
                                                                                                   -----------

                                                                                                   $(2,283,693)
                                                                                                   ===========

   The accompanying notes are an integral part of these financial statements.



                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             From
                                                                                         Inception of
                                                                                         Development
                                                                                          Stage on
                                                                                          January 1,
                                                            For the Six Months Ended     2000 Through
                                                                    June 30                June 30,
                                                           -----------    -----------    -----------
                                                              2004            2003           2004
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                              $  (103,572)   $  (107,053)   $(2,917,298)
   Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
     Depreciation expense                                          143            215          2,149
     Discontinued operations                                      --             --        1,990,314
     Gain on settlement of debt                                   --             --         (237,163)
     Fair value warrants granted                                  --             --           31,315
   Changes in assets and liabilities:
     (Increase) in accounts receivable-related party              (610)        (1,200)        (2,212)
     (Increase) in exchange credits                               --             (842)        19,594
     Increase (decrease) in accounts payable and accrued
      expenses                                                  78,414          4,904       (428,351)
     (Increase) decrease in prepaid expenses                     5,736         78,767         (5,737)
     Increase in related party payable                            --           11,339         (4,077)
                                                           -----------    -----------    -----------

       Net Cash (Used) by Operating Activities                 (19,889)       (13,870)    (1,551,466)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of exchange credits                         --           20,661        419,980
   Increase in note receivable                                    --             --          (82,592)
   Receipt of payment on note receivable                          --             --           80,000
   Increase in note receivable - related party                    --             --          (20,000)
                                                           -----------    -----------    -----------

       Net Cash Provided (Used) by Investing Activities           --           20,661        397,388
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                      --             --         (424,757)
   Common stock issued for cash                                   --             --        1,200,000
   Proceeds from related party                                    --           (3,246)       129,474
   Proceeds from notes payable                                  17,031           --           17,031
   Increase in Notes Payable                                      --             --         (323,011)
                                                           -----------    -----------    -----------

       Net Cash Provided (Used) by Financing Activities         17,031         (3,246)       598,737
                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                 (2,858)         3,545       (555,341)

CASH AT BEGINNING OF PERIOD                                      3,789          3,268        556,272
                                                           -----------    -----------    -----------

CASH AT END OF PERIOD                                      $       931    $     6,813    $       931
                                                           ===========    ===========    ===========

Cash Paid For:

   Interest                                                $      --      $      --      $     3,000
   Income taxes                                            $      --      $      --      $      --

   The accompanying notes are an integral part of these financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

ITEM 2.  PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks an uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.

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


Capital Resources and Liquidity
-------------------------------

         During the quarter ended June 30, 2004, there were no issuances of the Company's common stock.

Results of Operations
---------------------

         For the three month period ended June 30, 2004, the Company sustained a loss of ($53,407), or ($0.01) per share (basic and diluted) on revenue of $0.00. The loss in the second quarter of 2004 can be contributed to the fact the Company had no revenue producing operations yet still had administrative expenses. For the comparable period of 2003, the Company sustained a loss of ($65,035) on revenues of $0.00. The stockholder's equity (deficit) for the quarter ended June 30, 2004 was ($163,518).


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


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended June 30, 2004, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended June 30, 2004, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2004, there were no submission of matters to a vote of security holders.

ITEM 5. OTHER

         During the quarter ended June 30, 2004, there were no material events to report that have not been previously disclosed herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended June 30, 2004, there were no reports on form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of August, 2004.

CHINA FOOD AND BEVERAGE

         /s/ James Tilton
         ----------------
         James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                       Date
---------                             -----                       ----
/s/James Tilton         Chief Executive Officer, President,    August 23, 2004
----------------        CFO, Treasurer and Director
James Tilton

/s/Jane Zheng           Secretary and Director                 August 23, 2004
----------------
Jane Zheng

/s/Gordon Wilson        Director                               August 23, 2004
-----------------
Gordon Wilson