Form 10QSB
period 2004-09-30
CHINA FOOD & BEVERAGE CO
filed 2004-11-22
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2004 was 9,869,679.

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

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2003. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2004. Accordingly, unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2004, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2003

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS


                                         September 30,  December 31,
                                             2004           2003
                                         -----------    -----------
                                         (Unaudited)
CURRENT ASSETS

   Cash                                  $      --      $     3,789
   Note receivable - related party            12,321         20,000
   Interest receivable - related party         5,111          4,194
   Prepaid expenses                             --           11,473
                                         -----------    -----------

     Total Current Assets                     17,432         39,456
                                         -----------    -----------

PROPERTY AND FIXED ASSETS

   Equipment                                   2,149          2,149
   Accumulated depreciation                   (2,149)        (2,006)
                                         -----------    -----------

     Total Fixed Assets                         --              143
                                         -----------    -----------

     TOTAL ASSETS                        $    17,432    $    39,599
                                         ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                       September 30,  December 31,
                                                           2004           2003
                                                       -----------    -----------
                                                       (Unaudited)

CURRENT LIABILITIES
   Accounts payable and accrued expenses               $   190,704         70,071
   Accounts payable - related party                         46,505         29,474
                                                       -----------    -----------

     Total Current Liabilities                             237,209         99,545
                                                       -----------    -----------

     Total Liabilities                                     237,209         99,545
                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares at $0.001 par
    value, 9,869,679 and 9,869,679 shares issued and
    outstanding, respectively                                9,897          9,897
   Additional paid-in capital                            2,110,278      2,110,278
   Retained earnings accumulated prior to the
    development stage                                      633,605        633,605
   Deficit accumulated during the development stage     (2,973,557)    (2,813,726)
                                                       -----------    -----------

     Total Stockholders' Equity (Deficit)                 (219,777)       (59,946)
                                                       -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                $    17,432    $    39,599
                                                       ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                    From
                                                                                                Inception of
                                                                                                Development
                                                                                                 Stage on
                                                                                                 January 1,
                                                                                                   2000
                                    For the Three Months Ended    For the Nine Months Ended      Through
                                           September 30,                 September 30,          September 30,
                                    --------------------------    --------------------------    -----------
                                       2004           2003           2004           2003           2004
                                    -----------    -----------    -----------    -----------    -----------

NET SALES                           $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------

COSTS AND EXPENSES

   General and administrative            56,566         46,020        160,748        154,743      1,232,828
                                    -----------    -----------    -----------    -----------    -----------

     Total Costs and Expenses            56,566         46,020        160,748        154,743      1,232,828
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE OTHER EXPENSE               (56,566)       (46,020)      (160,748)      (154,743)    (1,232,828)
                                    -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

   Refund tax penalties                    --             --             --             --           16,237
   Interest expense                        --             --             --             --          (16,296)
   Interest income                          307            600            917          2,270         12,481
                                    -----------    -----------    -----------    -----------    -----------

     Total Other Income (Expense)           307            600            917          2,270         12,422
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                             (56,259)       (45,420)      (159,831)      (152,473)    (1,220,406)

INCOME TAX EXPENSE                         --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEM          (56,259)       (45,420)      (159,831)      (152,47)     (1,220,406)

GAIN ON DISPOSITION OF DEBT                --             --             --             --          237,163
                                    -----------    -----------    -----------    -----------    -----------
LOSS BEFORE DISCONTINUED
 OPERATIONS                             (56,259)       (45,420)      (159,831)      (152,473)      (983,243)

LOSS ON DISCONTINUED
 OPERATIONS                                --             --             --             --       (1,990,314)
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS                            $   (56,259)   $   (45,420)   $  (159,831)   $  (152,473)   $(2,973,557)
                                    ===========    ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE                $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                9,896,679      8,870,788      9,896,679      9,395,788
                                    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                             Common Stock
                                      -------------------------   Additional       Other        Retained
                                                                   Paid-In      Comprehensive   Earnings
                                         Shares       Amount        Capital        Income       (Deficit)
                                      -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2001              9,395,788   $     9,396   $ 2,079,464           --     $(1,697,055)

Fair value of warrants granted               --            --          31,315           --            --

Net loss for the year ended
 December 31, 2002                           --            --            --             --        (272,296)
                                      -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2002              9,395,788         9,396     2,110,779           --      (1,969,351)

November  5, 2003, common stock
   issued upon cashless exercise of
   warrants                               500,891           501          (501)          --            --

Net loss for the year ended
   December 31, 2003                         --            --            --             --        (210,770)

Balance, December 31, 2003              9,896,679         9,897     2,110,278           --      (2,180,121)
                                      -----------   -----------   -----------    -----------   -----------

Net loss for the nine months
 ended September 30, 2004
 (unaudited)                                 --            --            --             --        (159,831)
                                      -----------   -----------   -----------    -----------   -----------

Balance, September 30, 2004
 (unaudited)                            9,896,679   $     9,897   $ 2,110,278    $      --     $(2,339,952)
                                      ===========   ===========   ===========    ===========   ===========

Retained earnings accumulated prior to the development stage                                      $633,605
Deficit accumulated during the development stage                                                (2,973,557)
                                                                                               -----------

                                                                                               $(2,339,952)
                                                                                               ===========

   The accompanying notes are an integral part of these financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                             From
                                                                                          Inception of
                                                                                          Development
                                                                                           Stage on
                                                                                           January 1,
                                                            For the Nine Months Ended     2000 Through
                                                                  September 30            September 30,
                                                            -----------    -----------    -----------
                                                               2004           2003           2004
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $  (159,831)   $  (152,473)   $(2,973,557)
   Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
     Depreciation and amortization                                  143            322          2,149
     Discontinued operations                                       --             --        1,990,314
     Gain on settlement of debt                                    --             --         (237,163)
     Fair value warrants granted                                   --             --           31,315
   Changes in assets and liabilities:
     (Increase) in interest receivable-related party               (918)        (1,801)        (2,519)
     (Increase) in exchange credits                                --             (842)        19,594
     Increase (decrease) in accounts payable and
      accrued expenses                                          120,634          4,905       (386,131)
     (Increase) decrease in prepaid expenses                     11,473        118,150           --
     (Decrease) in related party payable                           --             --           (4,077)
                                                            -----------    -----------    -----------

       Net Cash (Used) by Operating Activities                  (28,499)       (31,739)    (1,560,075)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of exchange credits                          --           20,661        419,980
   Issuance of note receivable                                     --             --          (82,592)
   Receipt of payment on note receivable                          7,679           --           87,679
   Increase in note receivable - related party                     --             --          (20,000)
                                                            -----------    -----------    -----------

       Net Cash Provided (Used) by Investing Activities           7,679         20,661        405,067
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                       --             --         (424,757)
   Common stock issued for cash                                    --             --        1,200,000
   Common stock repurchased for cash                               --           (3,246)       129,474
   Proceeds from issuance of note payable - related party        17,031         15,419
                                                                                               17,031
   Payments on notes payable - related party                       --             --         (323,011)
                                                            -----------    -----------    -----------

       Net Cash Provided (Used) by Financing Activities          17,031         12,173        598,736
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  (3,789)         1,095       (556,272)

CASH AT BEGINNING OF PERIOD                                       3,789          3,268        556,272
                                                            -----------    -----------    -----------

CASH AT END OF PERIOD                                       $      --      $     4,363    $      --
                                                            ===========    ===========    ===========

Cash Paid For:

   Interest                                                 $      --      $      --      $      --
   Income taxes                                             $      --      $      --      $      --


   The accompanying notes are an integral part of these financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders have committed to covering the operating costs of the Company

ITEM 2.  PLAN OF OPERATION

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


Capital Resources and Liquidity

         During the quarter ended September 30, 2004, there were no issuances of the Company's common stock.

Results of Operations

         For the three month period ended September 30, 2004, the Company sustained a loss of ($56,259) or ($0.01) per share (basic and diluted) on revenue of $0.00. The loss in the third quarter of 2004 can be contributed to the fact the Company had no revenue producing operations yet still had administrative expenses. For the comparable period of 2003, the Company sustained a loss of ($45,420) on revenues of $0.00. The stockholder's equity (deficit) for the quarter ended September 30, 2004 was ($219,777).

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2004, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended September 30, 2004, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2004, there were no submission of matters to a vote of security holders.

ITEM 5. OTHER

         During the quarter ended September 30, 2004, there were no material events to report that have not been previously disclosed herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended September 30, 2004, there were no reports on form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of November, 2004.

CHINA FOOD AND BEVERAGE

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

Signature                    Title                               Date
---------                    -----                               ----

/s/James A. Tilton    Chief Executive Officer, President,     November 22, 2004
-----------------     CFO, Treasurer and Director
James A. Tilton

/s/Jane Zheng         Secretary and Director                  November 22, 2004
-----------------
Jane Zheng

/s/Gordon Wilson      Director                                November  22, 2004
-----------------
Gordon Wilson