Form 10KSB
period 2004-12-31
CHINA FOOD & BEVERAGE CO
filed 2005-05-05
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                         Commission file number: 0-11734

                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       NEVADA                                                   87-0548148
------------------------                                    -------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

                     710 W. 24th St., Kansas City, MO 64108
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (877) 667-9377
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                            Name of Each Stock Exchange
  Title of Each Class                           on Which Registered
-----------------------                     ---------------------------
Common Stock, Par Value                                None
   $0.001 Per Share

     Indicate by check mark if disclosure of delinquent filers pursuant to tem 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant (1)has filed all Reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of Registrant's Common Stock outstanding on December 31, 2004, was 9,896,679.

     The Registrant's total revenues for the year ended December 31, 2004, were $0.00.

                                TABLE OF CONTENTS

                                     PART I
PAGE

----

ITEM 1.      DESCRIPTION OF BUSINESS......................................   3

ITEM 2.      DESCRIPTION OF PROPERTY......................................   5

ITEM 3.      LEGAL PROCEEDINGS............................................   5

ITEM 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS................................   5

             PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS.........................................   5

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................   6

ITEM 7.      FINANCIAL STATEMENTS.........................................   7

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS..................................................   7

             PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS;  COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT............................   7

ITEM 10.     EXECUTIVE COMPENSATION.......................................   8

ITEM 11.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS......................   8

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.................................................   9

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.............................   9

ITEM 14.     CONTROLS AND PROCEDURES......................................   9

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................  10

SIGNATURES................................................................  11

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

Business of Issuer:

         Since the disposition of Anhui Hui Brewery, the Company will continue to seek to acquire businesses both in China and other countries.

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

         On November 11, 2003, we entered into an agreement in principle and Letter of Intent with "Fairest Enterprises, Ltd.", for the acquisition of a majority interest and operating control of the China Xuzhou Leader Cement Company, Limited ("China Cement") in Da Miao Town, Jiangsu Province, Peoples'Republic of China. The non-binding Letter of Intent is pending upon the parties pursuing the standard and customary due diligence. The specific terms of the acquisition were not announced, as they have yet to be negotiated between the parties. China Cement is a modern state-of-the art cement plant producing various types of concrete products for the rapidly developing building industry in Jiangsu Province of China. The Company announced that the unaudited financial documents, preliminarily supplied by China Cement, indicated total assets of approximately $2,000,000 as of December 31, 2002 with total revenues for the calendar year 2002 of $1,600,000 resulting in a net income of $170,000. It should be noted that the foregoing preliminary financials are supplied by China

Cement on an unaudited basis and have not been verified or reviewed by the Company or its agents. The Company is enthused about the prospects for acquiring this threshold industry within this rapid developing region and the potential establishment of a substantial material working asset for the company. on December 30, 2004, we terminated negotiations with China Cement due to the fact we were unable to verify viable financial information for China Cement in accordance with the accounting practices as set forth by US GAAP.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information:

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 2003 and 2004. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

             QUARTER                        HIGH                       LOW
             -------                        ----                       ---

Quarter Ending December 30, 2003            $ .29                     $ .29

Quarter Ending September 30, 2003           $ .17                     $ .17

Quarter Ended June 30, 2003                 $ .07                     $ .07

Quarter Ended March 30, 2003                $ .02                     $ .02

Quarter Ending December 30, 2004            $ .08                     $ .08

Quarter Ending September 30, 2004           $ .15                     $ .15

Quarter Ended June 30, 2004                 $ .15                     $ .15

Quarter Ended March 30, 2004                $ .21                     $ .21


Shareholders:

         There were approximately 193 record holders of Common Stock as of December 31, 2004, holding a total of 9,896,679 outstanding shares of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company generated no revenues for the year ended 2004. Since the Company does not have significant liquid assets, the Company intends to acquire business opportunities through the issuance of its equity securities. This will likely result in future dilution of the ownership interest enjoyed by the Company's current shareholders. The Company has had some past experience in acquiring subsidiaries in this manner. However, the Company can provide no assurance that it will be able to continue such acquisitions in the future. It is also likely that any future acquisitions by the Company will require the Company to make capital contributions to the acquired businesses.

Results of Operations:

         We had no revenues as a result from business operations during the year ended 2004. It continued to incur operating expenses, general and administrative expenses in the amount of $205,692 for the year ended 2004, as opposed to $212,831 for the year ended 2003, of which $150,000 was for officer salaries. Net loss for the year ended 2004 was ($204,775) and the basic loss per share was ($.02).

         Our "Total Liabilities and Stockholder's Equity" for year ending 2004 was $13,084 of which, as set forth on Page F-6 of the attached Financials. The "Statement of Operations" set forth on Page F-5 of the attached Financial Statements, the Net Sales, the Cost of Sales and the Gross Margin were all $0.00.

         We are uncertain if our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Any required cash flows will be supplied by officers. We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of employees.


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

         See the audited financial Statements attached hereto and numbered F-1 through F-16.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         There are no changes or disagreements with our accountants who are HJ & Associates, LLC., 50 S. Main St., Ste. 1450, Salt Lake City, Utah 84144.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



       Name                    Age               Position(s) and Office(s)
       ----                    ---               -------------------------
      James A. Tilton          43                President, Chief Executive
                                                 Officer, Treasurer &
                                                 Director

      Jane Zheng               42                Secretary, Director

      Gordon Wilson            62                Director



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

Compliance With Section 16(a)of the Exchange Act:

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer, excluding James A. Tilton, the current chief executive officer, earned or received annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE
                                       Annual Compensation         Long Term Compensation
                                       -------------------        -------------------------
                                                                     Other       Restricted
                                                                     Annual       Stock              Other
Name and principal position          Year    Salary   Bonus       Compensation     Awards         Compensation
----------------------------         ----    ------   -----       ------------   ----------       ------------
James A. Tilton, President           2003    $75,000     $0             $0               $0               $0
         "                           2004    $75,000     $0             $0               $0               $0

Jane Zheng, Secretary                2003    $75,000     $0             $0               $0               $0
         "                           2004    $75,000     $0             $0               $0               $0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information concerning the stock ownership as of December 31, 2004, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 9,896,679 shares of Common Stock issued on December 31, 2004.



                                   Name and Address              Amount and Nature of        Percentage
         Title of Class            of Beneficial Owner           Beneficial Ownership        of Class
         --------------            -------------------           --------------------        -------------

Common Stock Par Value $0.001      Korkor Holdings, Ltd.              3,172,400                  32%
                                   3 Athol St
                                   Douglas Isle of Man


Common Stock Par Value $0.001      Calder Investments Limited         3,000,000                  30%
                                   Omar Hodge Bldg
                                   Wicken Cay Road Town
                                   Tortula, BVI


Common Stock Par Value $0.001      Anhui Liu An Beer Company          1,050,000                  10%


Common Stock Par Value $0.001      Tiancheng China Corp, Ltd.(a)        530,000                   6%


Common Stock Par Value $0.001      Jane Zheng, Director                 281,586                   3%
                                   & Secretary
                                   82-66 Austin Street
                                   Kew Gardens, NY 11415

Common Stock Par Value $0.001      James A. Tilton, Director,            57,251             less than
                                   President & Treasurer(b)                                       1%
                                   82-66 Austin Street
                                   Kew Gardens, NY 11415

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed through April 19, 2005 by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the annual reports on Form 10-QSB for fiscal year 2004 were $18,145.

         The aggregate fees billed by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the annual reports on Form 10-QSB for fiscal year 2003 were $13,970.

AUDIT RELATED FEES

         For the fiscal years ended December 31, 2004 and 2003, there were no fees billed for the audit or review of the financial statements that are not reported above Audit Fees.

TAX FEES

         For the fiscal years ended 2004 and 2003 the fees billed for tax compliance services and tax-planning advice provided were $217.

OTHER FEES

         For the fiscal years ended 2004 and 2003 there were no other fees billed for services other than services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of May, 2005.

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


         Signature                   Title                   Date
         ---------                   -----                   ----

/s/ James A. Tilton
--------------------------           President,         May 2, 2005
James Tilton                         CEO, Treasurer
                                     and Director
/s/ Jane Zheng
--------------------------           Secretary and      May 2, 2005
Jane Zheng                           Director

/S/ Gordon Wilson                    Director           May 2, 2005
--------------------------
Gordon Wilson

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm.................... 3

Balance Sheet.............................................................. 4

Statements of Operations................................................... 5

Statements of Stockholders' Equity (Deficit)............................... 6

Statements of Cash Flows................................................... 8

Notes to the Financial Statements..........................................10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
China Food & Beverage Company
Kew Gardens, NY

We have audited the accompanying balance sheet of China Food & Beverage Company (a development stage company) at December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on January 1, 2000 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with of the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Food & Beverage Company (a development stage company) at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on January 1, 2000 through December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has recorded significant losses from operations, and has no revenues to support operational cash flows, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
--------------------------
Salt Lake City, Utah
April 19, 2005

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                  December 31,

                                 CURRENT ASSETS

   Cash                                                             $       899
   Accounts receivable - related party (Note 6)                           7,074
   Interest receivable - related party                                    5,111
                                                                    -----------

     Total Current Assets                                                13,084
                                                                    -----------

PROPERTY AND FIXED ASSETS (Note 3)

   Equipment                                                              2,149
   Accumulated depreciation                                              (2,149)
                                                                    -----------

     Total Fixed Assets                                                    --
                                                                    -----------

     TOTAL ASSETS                                                   $    13,084
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                            $   231,301
   Accounts payable - related party                                      46,504
                                                                    -----------

     Total Current Liabilities                                          277,805
                                                                    -----------

     TOTAL LIABILITIES                                                  277,805
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares at $0.001
      par value; 9,896,679 shares issued and outstanding                  9,897
   Additional paid-in capital                                         2,110,278
   Retained earnings accumulated prior to the development stage         633,605
   Deficit accumulated during the development stage                  (3,018,501)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                              (264,721)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $    13,084
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Operations

                                                                        From
                                                                    Inception of
                                                                    Development
                                                                      Stage on
                                                                     January 1,
                                          For the Years ended       2000 Through
                                              December 31,          December 31,
                                      --------------------------    -----------
                                          2004          2003            2004
                                      -----------    -----------    -----------

NET SALES                             $      --      $      --      $      --

COSTS AND EXPENSES

   General and administrative             205,692        212,831      1,277,772
                                      -----------    -----------    -----------

     Total Costs and Expenses             205,692        212,831      1,277,772
                                      -----------    -----------    -----------

LOSS BEFORE OTHER EXPENSE                (205,692)      (212,831)    (1,277,772)
                                      -----------    -----------    -----------


OTHER INCOME (EXPENSE)

   Refund of tax penalties                   --             --           16,237
   Interest expense                          --             --          (16,296)
   Interest income                            917          2,061         12,481
                                      -----------    -----------    -----------

     Total Other Income (Expense)             917          2,061         12,422
                                      -----------    -----------    -----------

LOSS BEFORE TAX, EXTRAORDINARY
   ITEM AND DISCONTINUED OPERATIONS      (204,775)      (210,770)    (1,265,350)

INCOME TAX EXPENSE                           --             --             --
                                      -----------    -----------    -----------

LOSS BEFORE DISCONTINUED OPERATIONS      (204,775)      (210,770)      (265,350)

LOSS ON DISCONTINUED OPERATIONS              --             --       (1,990,314)
                                      -----------    -----------    -----------

LOSS BEFORE  EXTRAORDINARY ITEM          (204,775)      (210,770)    (3,255,664)

GAIN ON DISPOSITION OF DEBT                  --             --          237,163
                                      -----------    -----------    -----------

NET LOSS                              $  (204,775)   $  (210,770)   $(3,018,501)
                                      ===========    ===========    ===========

BASIC LOSS PER SHARE                  $     (0.02)   $     (0.02)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                   9,896,679      9,472,637
                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.
                                       F-5

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                  Additional           Other           Retained
                                                       Common Stock                 Paid-In      Comprehensive     Earnings
                                               ------------------------------
                                                  Shares           Amount           Capital           Income           (Deficit)
                                                ------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 1999                         5,546,505      $     5,547      $    872,070  $         8,421   $       633,605

Common stock issued for cash
   at $1.00 per share                                 50,000               50            49,950                -                 -

Common stock issued for cash
   at $1.00 per share                                200,000              200           199,800                -                 -

Common stock issued for cash
   at $0.50 per share                                200,000              200            99,800                -                 -

Common stock issued for cash
   at $0.25 per share                                400,000              400            99,600                -                 -

Common stock issued for cash
   at $0.25 per share                                800,000              800           199,200                -                 -

Common stock issued for cash
   at $0.25 per share                                800,000              800           199,200                -                 -

Common stock issued for cash
   at $0.10 per share                              2,000,000            2,000           198,000                -                 -

Common stock issued for cash
   at $0.10 per share                              1,000,000            1,000            99,000                -                 -

Related party forgiveness of interest                      -                -            11,244                -                 -

Change in currency translation                             -                -                 -           (8,421)                -

Net loss for the year ended
   December 31, 2000                                       -                -                 -                -        (2,039,898)
                                            ----------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2000                        10,996,505           10,997         2,027,864                -        (1,406,293)

Cancelled shares (Note 5)                               (717)              (1)                -                -                 -

Common stock issued for cash
   At $0.10 per share                                500,000              500            49,500                -                 -

Cancelled shares (Note 5)                         (2,100,000)          (2,100)            2,100                -                 -

Net loss for the year  ended
   December 31, 2001                                       -                -                 -                -          (290,762)
                                            ----------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2001                         9,395,788      $     9,396     $   2,079,464  $             -   $    (1,697,055)
                                            ----------------      -----------     -------------  ---------------   ---------------

 The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                       Common Stock                Additional         Other           Retained
-----------------------------------------------------------------------------       Paid-In       Comprehensive       Earnings
                                                 Shares            Amount           Capital          Income           (Deficit)
                                            ----------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2001                         9,395,788      $     9,396      $  2,079,464  $             -   $    (1,697,055)

Warrants granted at fair market value                      -                -            31,315                -                 -

Net loss for the year ended
 December 31, 2002                                         -                -                 -                -          (272,296)
                                            ----------------      -----------      ------------  ---------------   ---------------

Balance, December 31, 2002                         9,395,788            9,396         2,110,779  $             -        (1,969,351)

November  5, 2003, common
  stock issued upon cashless
  exercise of warrants                               500,891              501              (501)               -                 -

Net loss for the year ended
  December 31, 2003                                        -                -                 -                -          (210,770)
                                            ----------------  --------------    ---------------  ---------------   ---------------

Balance, December 31, 2003                         9,896,679            9,897         2,110,278                -        (2,180,121)

Net loss for the year ended
   December 31, 2004                                       -                -                 -                -          (204,775)
                                            ----------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2004                         9,896,679     $      9,897      $  2,110,278  $             -   $    (2,384,896)
                                            ================     ============      ============  ===============   ===============

Retained earnings accumulated prior to the development stage                                                       $       633,605
Deficit accumulated during the development stage                                                                        (3,018,501)
                                                                                                                   ---------------

                                                                                                                   $    (2,384,896)

 The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                                           From
                                                                                       Inception of
                                                                                       Development
                                                                                         Stage on
                                                            For the Years Ended         January 1,
                                                                 December 31,          2000 Through
                                                         --------------------------    December 31,
                                                            2004           2003           2004
                                                         -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $  (204,775)   $  (210,770)   $(3,018,501)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation                                              143            430          2,149
       Discontinued operations                                  --             --        1,990,314
       Gain on settlement of debt                               --             --         (237,163)
       Warrants issued below market                             --             --           31,315
   Changes in assets and liabilities:
     Decrease in prepaid expenses                             11,473        160,968           --
     (Increase) in accounts receivable - related party          --             --           (1,602)
     Decrease in exchange credits                               --           19,819         19,594
     Increase (Decrease) in accounts payable and
      accrued expenses                                       161,230          3,192       (345,536)
     Decrease(Increase) in related party payable              17,030           --           12,954
                                                         -----------    -----------    -----------

       Net Cash Used by Operating Activities                 (14,899)       (26,361)    (1,546,476)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Decrease in note receivable - related party              12,926           --           (7,074)
     Increase in note receivable                                --           (2,592)       (82,592)
     (Increase) in interest receivable                          (917)          --             (917)
     Receipt of payment on note receivable                      --             --           80,000
     Sales of exchange credits                                  --             --          419,980
                                                         -----------    -----------    -----------

       Net Cash Provided by Investing Activities              12,009         (2,592)       409,397
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                    --             --         (424,757)
   Common stock issued for cash                                 --             --        1,200,000
   Proceeds from related party                                29,474        129,474
   Payments on notes payable                                    --             --         (323,011)
                                                         -----------    -----------    -----------

       Net Cash Provided by Financing Activities              29,474        581,706
                                                         -----------    -----------    -----------

NET DECREASE IN CASH                                          (2,890)           521       (555,373)

CASH AT BEGINNING OF PERIOD                                    3,789          3,268        556,272
                                                         -----------    -----------    -----------

CASH AT END OF PERIOD                                    $       899    $     3,789    $       899
                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                                From
SUPPLEMENTAL SCHEDULE OF CASH FLOW                                          Inception of
   ACTIVITIES:                                                              Development
                                                                              Stage on
                                                 For the Years Ended         January 1,
                                                      December 31,          2000 Through
                                              --------------------------    December 31,
                                                 2004           2003           2004
                                              -----------    -----------    -----------
Cash Paid For:
   Income taxes                               $    --        $   --         $  --
   Interest                                   $    --        $   --         $ 3,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Warrants issued at fair market             $    --        $   --         $31,315




   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

          The Company acquired 100% of the shares of Victoria which owned 55% of Anhui for 4, 200,000 shares of the Company's common stock. The acquisition was accounted for as a recapitalization of Victoria because the shareholders of Victoria controlled the Company after the acquisition. Therefore, Victoria was treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Victoria in the exchange. The Company is the acquiring entity for legal purposes and Victoria is the surviving entity for accounting purposes. On December 18, 1998, the shareholders of the Company authorized a 1-for-100 reverse stock split. All references to common stock have been retroactively restated to reflect the reverse stock split.

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

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

          g. New Accounting Pronouncements

          On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -  ORGANIZATION   AND   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES
          (Continued)

          g. New Accounting Pronouncements (Continued)

          In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company. The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's financial statement presentation.

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

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -  ORGANIZATION   AND   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES
          (Continued)

          h. Income Taxes (Continued)

          Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                             2004           2003
                                          -----------    -----------

              Deferred tax assets
                  NOL Carryover           $ 1,902,025    $ 1,885,300
                  Accrued Expenses             62,975           --

              Deferred tax liabilities:          --             --

              Valuation allowance          (1,965,000)    (1,885,300)
                                          -----------    -----------

              Net deferred tax asset      $      --      $      --
                                          ===========    ===========

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                           2004            2003
                                        -----------    -----------

            Book loss                   $   (79,800)   $   (82,200)
            Miscellaneous                       100
            Valuation allowance              79,700         82,200
                                        -----------    -----------

                                        $      --      $      --
                                        ===========    ===========


          At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,800,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 2 -  PROPERTY AND FIXED ASSETS

                                                        2004
                                   Accumulated      Net Book
                         Cost      Depreciation      Amount
                       ----------   ----------   -------------

           Equipment   $    2,194   $    2,194   $        --
                       ==========   ==========   =============


          During the years ended December 31, 2004 and 2003, the Company expensed $143 and $430 in depreciation, respectively.

NOTE 3 -  CONCENTRATIONS OF RISK

          a. Barter Exchange Credits

          The Company has owned certain barter exchange credits held with ITEX Corporation. This balance is not insured by the Federal Deposit Insurance Corporation. Value of the credits is $0 as of December 31, 2004.

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

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 5 -  COMMON STOCK TRANSACTIONS (Continued)

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

NOTE 6 -  RELATED PARTY TRANSACTIONS

          Accounts Receivable

          On April 17, 2002, the Company advanced $20,000 to the president and CEO of the Company. At December 31, 2004, the balance outstanding was $7,074. The advance is payable on demand and accrues interest at 12% per annum. During the years ended December 31, 2004 and 2003 the Company has recognized $917 and $2,061 of interest income respectively related to the note.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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