Form 10QSB
period 2005-06-30
CHINA FOOD & BEVERAGE CO
filed 2005-09-26
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2005 was 9,896,679.

                                TABLE OF CONTENTS



                                     PART I


                                                                            Page
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS.............................................   2

ITEM 2.  PLAN OF OPERATION................................................   8


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................  10

ITEM 2.  CHANGES IN SECURITIES............................................  10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................  10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................  10

ITEM 5.  OTHER............................................................  10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  10

         SIGNATURES.......................................................  11

                                     PART I

ITEM  1.  FINANCIAL STATEMENTS


         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2004. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2005. Accordingly, unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2005, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-__ and are incorporated herein by this reference.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                                               June 30,     December 31,
                                                                 2005          2004
                                                             -----------    -----------
                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                      $       228    $       899
   Accounts receivable-related party                               4,080          7,074
   Prepaid expenses                                                5,445          5,111
                                                             -----------    -----------

     Total Current Assets                                          9,753         13,084
                                                             -----------    -----------

PROPERTY AND FIXED ASSETS
   Equipment                                                       2,149          2,149
   Accumulated depreciation                                       (2,149)        (2,149)
                                                             -----------    -----------

     Total Fixed Assets                                             --             --
                                                             -----------    -----------

     TOTAL ASSETS                                            $     9,753    $    13,084
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $   321,995    $   231,301
   Accounts payable - related party                               46,504         46,504
                                                             -----------    -----------

     Total Current Liabilities                                   368,499        277,805
                                                             -----------    -----------

     Total Liabilities                                           368,499        277,805
                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock; 100,000,000 shares authorized at $0.001
     par value, 10,396,679 and 9,896,679 shares issued and
     outstanding, respectively                                    10,397          9,897
   Additional paid-in capital                                  2,159,778      2,110,278
   Retained earnings accumulated prior to the
    development stage                                            633,605        633,605
   Deficit accumulated during the development stage           (3,162,526)    (3,018,501)
                                                             -----------    -----------

     Total Stockholders' Equity (Deficit)                       (358,746)      (264,721)
                                                             -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                             $     9,753    $    13,084
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                          CHINA FOOD AND BEVERAGE COMPANY
                                           (A Development Stage Company)
                                             Statements of Operations
                                                    (Unaudited)
                                                                                                        From
                                                                                                    Inception of
                                                                                                    Development
                                                                                                     Stage on
                                                                                                     January 1,
                                      For the Three Months Ended      For the Six Months Ended         2000
                                               June 30,                       June 30,                Through
                                    ----------------------------    ----------------------------      June 30,
                                        2005            2004            2005            2004            2005
                                    ------------    ------------    ------------    ------------    ------------
NET SALES                           $       --      $       --      $       --      $       --      $       --
                                    ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES

   General and administrative             52,962          53,714         144,359         104,182       1,422,131
                                    ------------    ------------    ------------    ------------    ------------

     Total Costs and Expenses             52,962          53,714         144,359         104,182       1,422,131
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE OTHER EXPENSE                (52,962)        (53,714)       (144,359)       (104,182)     (1,422,131)
                                    ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Refund tax penalties                     --              --              --              --            16,237
   Interest expense                         --              --              --              --           (16,296)
   Interest income                           122             307             334             610          12,815
                                    ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)            122             307             334             610          12,756
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                              (52,840)        (53,407)       (144,025)       (103,572)     (1,409,375)
INCOME TAX EXPENSE                          --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM           (52,840)        (53,407)       (144,025)       (103,572)     (1,409,375)

GAIN ON DISPOSITION OF DEBT                 --              --              --              --           237,163
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                              (52,840)        (53,407)       ( 44,025)       (103,572)     (1,172,212)


LOSS ON DISCONTINUED
 OPERATIONS                                 --              --              --              --        (1,990,314)
                                    ------------    ------------    ------------    ------------    ------------

NET LOSS                            $    (52,840)   $    (53,407)   $   (144,025)   $   (103,572)   $ (3,162,526)
                                    ============    ============    ============    ============    ============


BASIC LOSS PER SHARE                $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                10,396,679       9,896,679      10,396,679       9,896,679
                                    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                               Common Stock
                                        -------------------------   Additional      Retained
                                                                     Paid-In        Earnings
                                           Shares        Amount       Capital       (Deficit)
                                        -----------   -----------   -----------    -----------

Balance, December 31, 2001                9,395,788   $     9,396   $ 2,079,464    $(1,697,055)


Warrants granted at fair market value          --            --          31,315           --

Net loss for the year ended
 December 31, 2002                             --            --            --         (272,296)
                                        -----------   -----------   -----------    -----------

Balance, December 31, 2002                9,395,788         9,396     2,110,779     (1,969,351)


November 5, 2003, common stock
  Issued upon cashless exercise of
  warrants                                  500,891           501          (501)          --

Balance, December 31, 2003                9,896,679   $     9,897   $ 2,110,278    $(2,180,121)
                                        -----------   -----------   -----------    -----------

Net loss for the year ended
 December 31, 2004                             --            --            --         (204,775)
                                        -----------   -----------   -----------    -----------

Balance, December 31, 2004                9,896,679   $     9,897   $ 2,110,278    $(2,384,896)
                                        -----------   -----------   -----------    -----------

Common stock issued for services            500,000           500        49,500           --

Net loss for the six months
  (unaudited)                                  --            --            --         (144,025)
                                        -----------   -----------   -----------    -----------
  Ended June 30, 2005 (unaudited)

Balance, June 30, 2005 (unaudited)       10,396,679   $    10,397   $ 2,159,778    $(2,528,921)
                                        ===========   ===========   ===========    ===========


Retained earnings accumulated prior to the development stage                                      $   633,605
Deficit accumulated during the development stage                                                   (3,162,526)
                                                                                                  -----------
                                                                                                  $(2,528,921)
                                                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                            From
                                                                                         Inception of
                                                                                         Development
                                                                                           Stage on
                                                            For the Six Months Ended      January 1,
                                                                    June 30              2000 Through
                                                           --------------------------      June 30,
                                                              2005           2004            2005
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                              $  (144,025)   $  (103,572)   $(3,162,526)
   Adjustments  to  reconcile  net income  (loss)
      to net cash used by  operating activities:
     Depreciation expense                                         --              143          2,149
     Discontinued operations                                      --             --        1,990,314
     Gain on settlement of debt                                   --             --         (237,163)
     Fair value warrants granted                                  --             --           31,315
     Common stock issued for services                           50,000           --           50,000
   Changes in assets and liabilities:
     (Increase) in accounts receivable-related party             2,994           (610)         1,392
     (Increase) in exchange credits                               --             --           19,594
     Increase (decrease) in accounts payable and accrued
      expenses                                                  90,694         78,414       (254,842)
     (Increase) decrease in prepaid expenses                      (334)         5,736           (334)
     Increase in related party payable                            --             --           12,954
                                                           -----------    -----------    -----------
       Net Cash (Used) by Operating Activities                    (671)       (19,889)    (1,547,147)
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in interest receivable                                --             --             (917)
   Proceeds from sale of exchange credits                         --             --          419,980
   Increase in note receivable                                    --             --          (82,592)
   Receipt of payment on note receivable                          --             --           80,000
   Increase in note receivable - related party                    --             --           (7,074)
                                                           -----------    -----------    -----------
       Net Cash Provided (Used) by Investing Activities           --             --          409,397
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loss of cash from discontinued operations                      --             --         (424,757)
   Common stock issued                                            --             --        1,200,000
   Proceeds from related party                                    --             --          129,474
   Proceeds from notes payable                                    --           17,301           --
   Increase in Notes Payable                                      --             --         (323,011)
                                                           -----------    -----------    -----------
       Net Cash Provided (Used) by Financing Activities           --           17,301         58,706
                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (671)        (2,858)      (556,044)
CASH AT BEGINNING OF PERIOD                                        899          3,789        556,272
                                                           -----------    -----------    -----------
CASH AT END OF PERIOD                                      $       228    $       931    $       228
                                                           ===========    ===========    ===========
Cash Paid For:
   Interest                                                $      --      $      --      $     3,000
   Income taxes                                            $      --      $      --      $      --

   The accompanying notes are an integral part of these financial statements.

                CHINA FOOD AND BEVERAGE COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

         Other than what has been disclosed herein and in the year end report for year 2005, filed on April 14, 2005, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

Capital Resources and Liquidity
-------------------------------

         During the quarter ended June 30, 2005, there were no issuances of the Company's common stock.

Results of Operations

         For the three month period ended June 30, 2005, the Company sustained a loss of ($52,840), or ($0.01) per share (basic and diluted) on revenue of $0.00. The loss in the second quarter of 2005 can be contributed to the fact the Company had no revenue producing operations yet still had administrative expenses. For the comparable period of 2004, the Company sustained a loss of ($53,407), or ($0.01) per share on revenue of $0.00. The stockholder's equity (deficit) for the quarter ended June 30, 2005 was ($358,746).

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

         During the quarter ended June 30, 2005, there were no legal proceedings involving the Company.


ITEM 2. CHANGES IN SECURITIES

         During the quarter ended June 30, 2005, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended June 30, 2005, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2005, there were no submission of matters to a vote of security holders.

ITEM 5. OTHER

         During the quarter ended March 31, 2005, the Company issued Five Hundred Thousand (500,000) shares of common stock to Greg Ruggerio for consulting services rendered to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended June 30, 2005, there were no reports on form 8- K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of September, 2005.

CHINA FOOD AND BEVERAGE

         /s/ James Tilton
         -----------------------
         James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                               Date
---------                         -----                                               ----
/s/James Tilton           Chief Executive Officer, President,                   September 20, 2005
----------------------    CFO, Treasurer and Director
James Tilton


/s/Jane Zheng             Secretary and Director                                September 20, 2005
----------------------
Jane Zheng


/s/Gordon Wilson          Director                                              September 20, 2005
----------------------
Gordon Wilson