Form 10QSB
period 2005-09-30
CHINA FOOD & BEVERAGE CO
filed 2005-11-21
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

              for the transition period from _____________ to _____________


Commission file number: 0-11734
                        -------


                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                             87-0548148
-------------------------------                             --------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


                    8710 W. 24th St., Kansas City, MO     64108
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

                           Yes [X]         No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).      Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's common stock ($0.001 par value)as of the quarter ended September 30, 2005 was 9,896,679.

Transitional Small Business Disclosure format (check one): Yes [ ] No [x]

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS.............................................   2

ITEM 2.  PLAN OF OPERATION................................................   9


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................  10

ITEM 2.  CHANGES IN SECURITIES............................................  10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................  10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................  10

ITEM 5.  OTHER............................................................  10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  10

         SIGNATURES.......................................................  11

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

     Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2004. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2005. Accordingly, unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2005, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2005 and December 31, 2004


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                             September 30,  December 31,
                                                                 2005           2004
                                                             -----------    -----------
                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                      $       196    $       899
   Accounts receivable-related party                               4,080          7,074
   Interest receivable-related party                               5,569          5,111
                                                             -----------    -----------

     Total Current Assets                                          9,845         13,084
                                                             -----------    -----------

PROPERTY AND FIXED ASSETS

   Equipment                                                       2,149          2,149
   Accumulated depreciation                                       (2,149)        (2,149)
                                                             -----------    -----------

     Total Fixed Assets                                             --             --
                                                             -----------    -----------


     TOTAL ASSETS                                            $     9,845    $    13,084
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                     $   365,861    $   231,301
   Accounts payable - related party                               47,884         46,504
                                                             -----------    -----------

     Total Current Liabilities                                   413,745        277,805
                                                             -----------    -----------

     Total Liabilities                                           413,745        277,805
                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized at $0.001
     par value, 10,396,679 and 9,896,679 shares issued and
     outstanding, respectively                                    10,397          9,897
   Additional paid-in capital                                  2,159,778      2,110,278
   Retained earnings accumulated prior to the
    development stage                                            633,605        633,605
   Deficit accumulated during the development stage           (3,207,680)    (3,018,501)
                                                             -----------    -----------

     Total Stockholders' Equity (Deficit)                       (403,900)      (264,721)
                                                             -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                             $     9,845    $    13,084
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                                                       From
                                                                                                    Inception of
                                                                                                    Development
                                                                                                     Stage on
                                                                                                     January 1,
                                                                                                        2000
                                     For the Three Months Ended      For the Nine Months Ended         Through
                                            September 30,                    September 30,             Sept 30,
                                    ----------------------------    ----------------------------    -----------
                                        2005            2004            2005            2004             2005
                                    ------------    ------------    ------------    ------------    ------------

NET SALES                           $       --      $       --      $       --      $       --      $       --
                                    ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES

   General and administrative             45,277          56,566         189,637         160,748       1,467,409
                                    ------------    ------------    ------------    ------------    ------------
C
     Total Costs and Expenses             45,277          56,566         189,637         160,748       1,467,409
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE OTHER EXPENSE                (45,277)        (56,566)       (189,637)       (160,748)     (1,467,409)
                                    ------------    ------------    ------------    ------------    ------------
COTHER INCOME (EXPENSE)

   Refund tax penalties                     --              --              --              --            16,237
   Interest expense                         --              --              --              --           (16,296)
   Interest income                           123             307             458             917          12,939
                                    ------------    ------------    ------------    ------------    ------------
C
     Total Other Income (Expense)            123             307             458             917          12,880
                                    ------------    ------------    ------------    ------------    ------------
C
LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                              (45,154)        (56,259)       (189,179)       (159,831)     (1,454,529)

INCOME TAX EXPENSE                          --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------
C
LOSS BEFORE EXTRAORDINARY ITEM           (45,154)        (56,259)       (189,179)       (159,831)     (1,454,529)


GAIN ON DISPOSITION OF DEBT                 --              --              --              --           237,163
                                    ------------    ------------    ------------    ------------    ------------
C
LOSS BEFORE DISCONTINUED
 OPERATIONS                              (45,154)        (56,259)       (189,179)       (159,831)     (1,217,366)

LOSS ON DISCONTINUED
 OPERATIONS                                 --              --              --              --        (1,990,314)
                                    ------------    ------------    ------------    ------------    ------------
C
NET LOSS                            $    (45,154)   $    (56,259)   $   (189,179)   $   (159,831)   $ (3,207,680)
                                    ============    ============    ============    ============    ============


BASIC LOSS PER SHARE                $      (0.00)   $      (0.01)   $      (0.02)   $      (0.02)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                10,396,679       9,896,679      10,045,031       9,896,679
                                    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                               Common Stock          Additional      Retained
                                        -------------------------     Paid-In        Earnings
                                           Shares        Amount        Capital       (Deficit)
                                        -----------   -----------    -----------    -----------

Balance, December 31, 2001                9,395,788   $     9,396   $ 2,079,464    $(1,697,055)

Warrants granted at fair market value          --            --          31,315           --

Net loss for the year ended
 December 31, 2002                             --            --             --         (272,296)
                                        -----------   -----------    -----------    -----------
Balance, December 31, 2002                9,395,788         9,396     2,110,779     (1,969,351)

November  5, 2003, common stock
  Issued upon cashless exercise of
  warrants                                  500,891           501          (501)          --

Net loss for the year ended
  December 31, 2003                            --            --            --         (210,770)
                                        -----------   -----------    -----------    -----------
Balance, December 31, 2003                9,896,679         9,897     2,110,278     (2,180,121)

Net loss for the year ended
 December 31, 2004                             --            --            --         (204,775)
                                        -----------   -----------    -----------    -----------
Balance, December 31, 2004                9,896,679         9,897     2,110,278     (2,384,896)

Common stock issued for services
March 22, 2005  (unaudited)                 500,000           500        49,500           --

Net loss for the nine months
  Ended Sept  30, 2005 (unaudited)             --            --            --         (189,179)

Balance, Sept  30, 2005 (unaudited)      10,396,679   $    10,397   $ 2,159,778    $(2,574,075)
                                        ===========   ===========    ===========    ===========


Retained earnings accumulated prior to the development stage                       $   633,605
Deficit accumulated during the development stage                                    (3,207,680)
                                                                                    ----------

                                                                                   $(2,574,075)

   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                  From
                                                                                              Inception of
                                                                                              Development
                                                                                               Stage on
                                                                For the Nine Months Ended      January 1,
                                                                          Sept 30            2000 Through
                                                                --------------------------      Sept 30,
                                                                   2005           2004            2005
                                                                -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                   $  (189,179)   $  (159,831)   $(3,207,680)
   Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
     Depreciation expense                                              --              143          2,149
     Discontinued operations                                           --             --        1,990,314
     Gain on settlement of debt                                        --             --         (237,163)

     Fair value warrants granted                                       --             --           31,315
      Common stock issued for services                               50,000           --           50,000
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable-related party         2,994           (918)         1,392
     (Increase) in exchange credits                                    --             --           19,594
     Increase (decrease) in accounts payable and accrued
      expenses                                                      134,560        120,634       (210,976)

     Increase in related party payable                                1,380           --           14,334
                                                                -----------    -----------    -----------
       Net Cash (Used) by Operating Activities                         (245)       (28,499)    (1,547,179)
                                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Increase in interest receivable                                    (458)          --             (917)
   Proceeds from sale of exchange credits                              --             --          419,980
   Increase in note receivable                                         --             --          (82,592)
   Receipt of payment on note receivable                               --            7,679         80,000
   Increase in note receivable - related party                         --             --           (7,074)
                                                                -----------    -----------    -----------
       Net Cash Provided (Used) by Investing Activities                (458)         7,679        409,397
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                           --             --         (424,757)
   Common stock issued                                                 --             --        1,200,000
   Proceeds from related party                                         --             --          129,474
   Proceeds from notes payable                                         --           17,031           --
   Increase in Notes Payable                                           --             --         (323,011)
                                                                -----------    -----------    -----------

       Net Cash Provided (Used) by Financing Activities                --           17,031        581,706
                                                                -----------    -----------    -----------


NET INCREASE (DECREASE) IN CASH                                        (703)        (3,789)      (556,076)

CASH AT BEGINNING OF PERIOD                                             899          3,789        556,272
                                                                -----------    -----------    -----------

CASH AT END OF PERIOD                                           $       196    $      --      $       196
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

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     From
                                                                 Inception of
                                                                  Development
                                                                   Stage on
                                      For the Nine Months Ended   January 1,
                                               Sept 30           2000 Through
                                      ------------------------     Sept 30,
                                          2005         2004         2005
                                      -----------  -----------  ------------
Cash Paid For:

   Interest                           $     --     $     --     $    3,000
   Income taxes                       $     --     $     --     $     --

Non-Cash Financing Activities

   Common stock issued for services   $   50,000   $     --     $   50,000




   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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


Capital Resources and Liquidity

         During the quarter ended September 30, 2005, there were no issuances of the Company's common stock.

Results of Operations

         For the three month period ended September 30, 2005, the Company sustained a loss of ($45,155), or ($0.01) per share (basic and diluted) on revenue of $0.00. The loss in the third quarter of 2005 can be contributed to the fact the Company had no revenue producing operations yet still had administrative expenses. For the comparable period of 2004, the Company sustained a loss of ($56,259), or ($0.00) per share on revenue of $0.00. The stockholder's equity (deficit) for the quarter ended September 30, 2005 was ($403,900).

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

         During the quarter ended September 30, 2005, there were no legal proceedings involving the Company.


ITEM 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2005, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended September 30, 2005, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2005, there were no submission of matters to a vote of security holders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended September 30, 2005, there were no reports on form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of November, 2005.

CHINA FOOD AND BEVERAGE

         /s/ James Tilton
         ----------------
         James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----
                     Chief Executive Officer,
/s/James Tilton      President,                          November 18, 2005
------------------   CFO, Treasurer and Director
James Tilton

/s/Jane Zheng        Secretary and Director              November 18, 2005
-----------------
Jane Zheng

/s/Gordon Wilson        Director                         November 18, 2005
-----------------
Gordon Wilson

                                      -11