Form 10KSB
period 2005-12-31
CHINA FOOD & BEVERAGE CO
filed 2006-04-27
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                         Commission file number: 0-11734

                         CHINA FOOD AND BEVERAGE COMPANY
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         NEVADA                                                 87-0548148
-------------------------                                  -------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

                     710 W. 24th St., Kansas City, MO 64108
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (877) 667-9377

              (Registrant's Telephone Number, Including Area Code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                                    Name of Each Stock Exchange
Title of Each Class                                    on Which Registered
------------------------                            ---------------------------
Common Stock, Par Value                                       None
   $0.001 Per Share

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant (1)has filed all Reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 da1 1 ys. YES [X] NO [ ]

The number of shares of registrant's Common Stock outstanding on December 31, 2005, was 10,396,679.

The regitrant's total revenues for the year ended December 31, 2005, were $0.00.

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                      -------
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                         3

ITEM 2.  DESCRIPTION OF PROPERTY                                         4

ITEM 3.  LEGAL PROCEEDINGS                                               5

ITEM 4.  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS            5

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER  MATTERS                                            5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                      5

ITEM 7.  FINANCIAL STATEMENTS                                            6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS                                                     6

ITEM 8A. CONTROLS AND PROCEDURES                                         6

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS;  COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT                               9

ITEM 10. EXECUTIVE COMPENSATION                                          9

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS                        10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS                                                   11

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                               11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                         11

SIGNATURES                                                              12

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

         Through a reverse merger, there was a recapitalization by which the Company acquired 100% of Victoria Beverage Company, Ltd., for 4,200,000 shares of the Company's common stock which resulted in the Company owning 55% of Anhui Hao Dun Brewery Co., Ltd., situated in the People's Republic of China.

         In May 2000, the sellers claimed the Company was in default of its obligations to repurchase or cause to be repurchased from the sellers a significant majority of the shares of the common stock issued upon conversion of the debentures or to provide additional capital. As a result of the alleged default, they refused to provide the Company with any financial information concerning the operations of the brewery and assumed control of the brewery.

         We believe the claims made by the sellers are without merit. However, as the assets of the brewery are in the Peoples' Republic of China and the Company has no effective control over the business or the financial concerns of the brewery, the Company has fully reserved against all of its assets located in China.

         Unless the Company is able to resolve this dispute and because it does not presently have the financial ability to continue in operation, we may be obligated to secure additional debt or equity financing to enable the Company to continue as an ongoing entity.

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

         On March 4, 2001, the Company entered into an investment agreement with Tritradex, Inc., a US based parent corporation of Shanghai Tritradex Machinery, Inc., a manufacturer and distributor of gasoline assemblies in the People's Republic of China, under license from the Wayne Division of Dresser, Inc., which is based in Houston, Texas.

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

         Wayne is the technological leader in the manufacture and supply of retail petrol fuel dispensers; dispenser control systems, credit/debit card processing terminals and point-of-sale systems for petroleum markets worldwide They are also the industry leader in developing new technologies. Over 75 countries use their products.

         On September 17, 2001, Tridradex, Inc. repaid an $80,000 investment which the Company had previously proffered on March 4, 2001. The negotiations for the acquisition of Tritradex, Inc. have been discontinued.

         On November 11, 2003, we entered into an agreement in principle and Letter of Intent with "Fairest Enterprises, Ltd.", for the acquisition of a majority interest and operating control of the China Xuzhou Leader Cement Company, Limited ("China Cement") in Da Miao Town, Jiangsu Province, Peoples' Republic of China. The nonbinding Letter of Intent is pending upon the parties pursuing the standard and customary due diligence. The specific terms of the acquisition were not announced, as they have yet to be negotiated between the parties. China Cement is a modern state-of-the art cement plant producing various types of concrete products for the rapidly developing building industry in Jiangsu Province of China. The Company announced that the unaudited financial documents, preliminarily supplied by China Cement, indicated total assets of approximately $2,000,000 as of December 31, 2002 with total revenues for the calendar year 2002 of $1,600,000 resulting in a net income of $170,000. It should be noted that the foregoing preliminary financials are supplied by China Cement on an unaudited basis and have not been verified or reviewed by the Company or its agents. The Company is enthused about the prospects for acquiring this threshold industry within this rapid-developing region and the potential establishment of a substantial material working asset for the company. On December 30, 2004, we terminated negotiations with China Cement due to the fact we were unable to verify viable financial information for China Cement in accordance with the accounting practices as set forth by US GAAP.

         We intend to continue to attempt to locate target investment opportunities in China and Southeast Asia. The Company has no full or part time employees aside from its officers and directors. If the Company requires additional personnel to carry out its business objectives, it will retain outside consultants. In the past, the Company has been successful in retaining consultants through the issuance of its common stock and the Company intends to continue this practice in an attempt to avoid expending valuable cash.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company presently occupies office space free of charge at: 710 W. 24th St., Kansas City, MO 64108.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET  FOR  SMALL  BUSINESS   ISSUER'S   COMMON  EQUITY  AND  RELATED
         STOCKHOLDER MATTERS

Market Information:

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarter during fiscal years 2004 and 2005. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

         QUARTER                            HIGH              LOW
         -------                            ------            ------

Quarter Ending December 30, 2004            $ .29             $ .29
Quarter Ending September 30, 2004           $ .17             $ .17
Quarter Ending June 30, 2004                $ .07             $ .07
Quarter Ending March 30, 2004               $ .02             $ .02
Quarter Ending December 30, 2005            $ .08             $ .08
Quarter Ending September 30, 2005           $ .15             $ .15
Quarter Ending June 30, 2005                $ .15             $ .15
Quarter Ending March 30, 2005               $ .21             $ .21


Shareholders:

         There were approximately 193 shareholders of Common Stock as of December 31, 2005, holding a total of 10,396,679 outstanding shares of Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company generated no revenues for the year ended 2005. Since the Company does not have significant liquid assets, the Company intends to acquire business opportunities through the issuance of its equity securities. This will likely result in future dilution of the ownership interest enjoyed by the Company's current shareholders. The Company has had some past experience in acquiring subsidiaries in this manner. However, the Company can provide no assurance that it will be able to continue such acquisitions in the future. It is also likely that any future acquisitions by the Company will require the Company to make capital contributions to the acquired businesses.

Results of Operations:

         We had no revenues as a result from business operations during the year ended 2005. The company has $132 in assets as cash. It continued to incur administrative and general expenses in the amount of $234, 580 for the year ended 2005, as opposed to $205,692 for the year ended 2004, of which $150,000 was for officer salaries. Net loss for the year ended 2005 was $233,833 and the basic loss per share was ($0.02). Net loss for the year ended 2004 was $204,775 and the basic loss per share was ($0.02).

         Our Total Liabilities and Stockholder's Equity (Deficit) for the year ending 2005 was $132 as opposed to $13,084 for the year ended 2004, as set forth on Page F-4 of the attached Financials on the Statement of Operations as set forth on Page F-5 of the attached Financial Statements, the Net Sales, the Cost of Sales and the Gross Margin were all $0.00.

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

Capital Resources and Liquidity:

      On March 22, 2005, the Company issued 500,000 common stock shares to Greg Ruggerio valued at $.10 per share for services rendered.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the audited financial Statements attached hereto and numbered F-1 through F-18.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         There are no changes or disagreements with our accountants who are HJ & Associates, LLC., 50 W Broadway, Ste. 600, Salt Lake City, Utah 84101.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President, CFO and Chief Executive Officer, James Tilton. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 and 32.1, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the Rule 13a-14(a)/15d.,14(a) Certifications). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d,14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d.,14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d.14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                       Age              Position(s) and Office(s)
-------                    ----             -----------------------------
James A. Tilton            45               President, Chief Executive
                                            Officer, Treasurer & Director

Jane Zheng                 43               Secretary, Director

Gordon Wilson              63                Director


         James A. Tilton was appointed the Company's president, chief executive officer, treasurer and one of its directors on October 23, 1995. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng.

         Jane Zheng was appointed as secretary and a director of the Company on October 23, 1995. Ms. Zheng has extensive business and marketing experience in the Far East and has worked with her husband, James A. Tilton. She received her engineering degree from Shanghai University, in Shanghai, China. Ms. Zheng also has an MBA degree in Finance from Adelphi University, New York.

         Gordon Wilson has been a successful senior executive, team leader and troubleshooter having set up, developed and turned around UK and International trading operations for major banking, financial services and trading groups in East and Western Europe, the Middle East, Africa and North America. He presently is a director of a number of UK companies including Wilton Corporate Finance, a member of the Wilton Group.

Compliance With Section 16(a)of the Exchange Act:

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's President and Chief Executive Officer, James A. Tilton, during the Company's last three fiscal years as well as, Jane Zheng, the Company's secretary . During this time neither James A. Tilton or Jane Zheng, earned or received annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE
                           Annual Compensation                Long Term Compensation
                           --------------------------         ---------------------------------

Name and principal position         Year             Salary            Bonus Compensation
------------------------------      -----            -------           --------------------------
James A. Tilton, President          2004             $75,000           $0
                                    2005             $75,000           $0

Jane Zheng, Secretary               2004             $75,000           $0
                                    2005             $75,000           $0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information concerning the stock ownership as of December 31, 2005, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 10,396,679 shares of Common Stock issued on December 31, 2005.

                           Name and Address                   Amount and Nature of               Percentage
Title of Class             of Beneficial Owner                Beneficial Ownership               of Class
--------------             ----------------------             ---------------------------        -------------
Common Stock
Par Value $0.001           Korkor Holdings, Ltd.              3,172,400                          31%
                           3 Athol St
                           Douglas Isle of Man

                           Calder Investments Limited         3,000,000                          29%
                           Omar Hodge Bldg
                           Wicken Cay Road Town
                           Tortola, BVI
                           Anhui Liu An Beer Company          1,050,000                          10%

                           Tiancheng China Corp, Ltd.(a)        530,000                           5%

                           Jane Zheng, Director                 281,586                           3%
                           & Secretary
                           82-66 Austin Street
                           Kew Gardens, NY 11415

                           James A. Tilton, Director,            57,251                       less than 1%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Description
-----------       -----------

14.1              China Food & Beverage Company Code of Ethics

31.1 Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer/Chief Financial Officer

32.1 Section 1350 Certifications by Chief Executive Officer/Chief Financial Officer

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed through April 23, 2006 by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the annual reports on Form 10-QSB for fiscal year 2005 were $ 15,953.

         The aggregate fees billed by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the annual reports on Form10-QSB for fiscal year 2004 were $17,140.

AUDIT RELATED FEES

         For the fiscal year ended December 31, 2005, there were no fees billed for the audit or review of the financial statements that are not reported above Audit Fees.

TAX FEES

         For the fiscal year ended 2005 the fees billed for tax compliance services and tax-planning advice provided were $0.

OTHER FEES

         For the fiscal year ended 2005 there were no other fees billed for services other than the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, this __ day of April, 2006.

                         CHINA FOOD AND BEVERAGE COMPANY


                         /s/James A. Tilton
                         -------------------------------
                         James A. Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Small business issuer and in the capacities and on the dates indicated.

Signature                           Title                     Date
-----------                         -----                     ----

/s/ James A. Tilton
-----------------------             President,                April 26, 2006
James Tilton                        CEO, Treasurer
                                    and Director
/s/ Jane Zheng
------------------                  Secretary and             April 26, 2006
Jane Zheng                          Director

/s/ Gordon Wilson                   Director                  April 26, 2006
-----------------------
Gordon Wilson

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2005

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm.................... F-3

Balance Sheet.............................................................. F-4

Statements of Operations................................................... F-55

Statements of Stockholders' Equity (Deficit)............................... F-6

Statements of Cash Flows................................................... F-8

Notes to the Financial Statements.......................................... F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of
China Food and Beverage Company
Kew Gardens, NY


We have audited the accompanying balance sheet of China Food and Beverage Company (a development stage company) at December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception of the development stage on January 1, 2000 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Food and Beverage Company (a development stage company) at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and from inception of the development stage on January 1, 2000 through December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recorded significant losses from operations and has no revenues to support operational cash flows, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ HJ & Associates, LLC
------------------------
Salt Lake City, Utah
April 13, 2006

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS


                                                                  December 31,
                                                                      2005
                                                                  ------------
CURRENT ASSETS

   Cash                                                           $       132

     Total Current Assets                                                 132
                                                                  -----------

     TOTAL ASSETS                                                 $       132
                                                                  ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                          $   400,739
   Accounts payable - related party                                    47,947
                                                                  -----------

     Total Current Liabilities                                        448,686
                                                                  -----------

     TOTAL LIABILITIES                                                448,686
                                                                  -----------


STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares at $0.001
      par value; 10,396,679 shares issued and outstanding              10,397
   Additional paid-in capital                                       2,159,778
   Retained earnings accumulated prior to the development stage       633,605
   Deficit accumulated during the development stage                (3,252,334)
                                                                  -----------

     Total Stockholders' Equity (Deficit)                            (448,554)
                                                                  -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $       132
                                                                  ===========




   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Operations


                                                                             From
                                                                         Inception of
                                                                         Development
                                                                           Stage on
                                             For the Years ended          January 1,
                                                December 31,            2000 Through
                                        ----------------------------     December 31,
                                           2005             2004            2005
                                        ------------    ------------    ------------

NET SALES                               $       --      $       --      $       --

COSTS AND EXPENSES

   General and administrative                234,580         205,692       1,512,352
                                        ------------    ------------    ------------

     Total Costs and Expenses                234,580         205,692       1,512,352
                                        ------------    ------------    ------------

LOSS BEFORE OTHER EXPENSE                   (234,580)       (205,692)     (1,512,352)
                                        ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Refund of tax penalties                      --              --            16,237
   Interest expense                             --              --           (16,296)
   Interest income                               747             917          13,228
                                        ------------    ------------    ------------

     Total Other Income (Expense)                747             917          13,169
                                        ------------    ------------    ------------

LOSS BEFORE TAX, DISCONTINUED
   OPERATIONS, AND EXTRAORDINARY ITEM       (233,833)       (204,775)     (1,499,183)

INCOME TAX EXPENSE                              --              --              --
                                        ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS         (233,833)       (204,775)     (1,499,183)

LOSS ON DISCONTINUED OPERATIONS                 --              --        (1,990,314)
                                        ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM              (233,833)       (204,775)     (3,489,497)

GAIN ON DISPOSITION OF DEBT                     --              --           237,163
                                        ------------    ------------    ------------

NET LOSS                                $   (233,833)   $   (204,775)   $ (3,252,334)
                                        ============    ============    ============

BASIC LOSS PER SHARE                    $      (0.02)   $      (0.02)   $      (0.02)
                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                     10,287,090       9,896,679       9,896,679
                                        ============    ============    ============




   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                               Common Stock            Additional      Other         Retained
                                        --------------------------      Paid-In     Comprehensive     Earnings
                                          Shares          Amount        Capital        Income        (Deficit)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1999                5,546,505    $     5,547    $   872,070   $     8,421    $   633,605

Common stock issued for cash
   at $1.00 per share                        50,000             50         49,950          --             --

Common stock issued for cash
   at $1.00 per share                       200,000            200        199,800          --             --

Common stock issued for cash
   at $0.50 per share                       200,000            200         99,800          --             --

Common stock issued for cash
   at $0.25 per share                       400,000            400         99,600          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200          --             --

Common stock issued for cash
   at $0.10 per share                     2,000,000          2,000        198,000          --             --

Common stock issued for cash
   at $0.10 per share                     1,000,000          1,000         99,000          --             --

Related party forgiveness of interest          --             --           11,244          --             --

Change in currency translation                 --             --             --          (8,421)          --

Net loss for the year ended
   December 31, 2000                           --             --             --            --       (2,039,898)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2000               10,996,505         10,997      2,027,864          --       (1,406,293)

Cancelled shares (Note 4)                      (717)            (1)          --            --             --

Common stock issued for cash
   at $0.10 per share (Note 4)              500,000            500         49,500          --             --

Cancelled shares (Note 4)                (2,100,000)        (2,100)         2,100          --             --

Net loss for the year  ended
   December 31, 2001                           --             --             --            --         (290,762)
                                        -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2001                9,395,788    $     9,396    $ 2,079,464          --      $(1,697,055)
                                        -----------    -----------    -----------   -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                           Common Stock          Additional       Other        Retained
                                    -------------------------     Paid-In     Comprehensive    Earnings
                                      Shares         Amount       Capital         Income       (Deficit)
                                    -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2001            9,395,788   $     9,396   $ 2,079,464    $      --     $(1,697,055)

Warrants granted at fair market
   value (Note 4)                          --            --          31,315           --            --

Net loss for the year ended
   December 31, 2002                       --            --            --             --        (272,296)
                                    -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2002            9,395,788         9,396     2,110,779    $      --      (1,969,351)

Common stock issued upon cashless
   exercise of warrants (Note 4)        500,891           501          (501)          --            --

Net loss for the year ended
   December 31, 2003                       --            --            --             --        (210,770)
                                    -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2003            9,896,679         9,897     2,110,278           --      (2,180,121)

Net loss for the year ended
   December 31, 2004                       --            --            --             --        (204,775)
                                    -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2004            9,896,679         9,897     2,110,278           --      (2,384,896)

Common stock issued for services
   at $0.10 per share (Note 4)          500,000           500        49,500

Net loss for the year ended
   December 31, 2005                       --            --            --             --        (233,833)
                                    -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2005           10,396,679   $    10,397   $ 2,159,778    $      --     $(2,618,729)
                                    ===========   ===========   ===========    ===========   ===========

Retained earnings accumulated prior to the development stage                                 $   633,605
Deficit accumulated during the development stage                                              (3,252,334)
                                                                                             ------------

                                                                                             $(2,618,729)



   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                              From
                                                                                           Inception of
                                                                                           Development
                                                                                            Stage on
                                                                For the Years Ended         January 1,
                                                                    December 31,           2000 Through
                                                             --------------------------    December 31,
                                                                2005            2004          2005
                                                             -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                   $  (233,833)   $  (204,775)   $(3,252,334)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation                                                  --              143          2,149
       Discontinued operations                                       --             --        1,990,314
       Common stock issued for services                            50,000           --           50,000
       Gain on settlement of debt                                    --             --         (237,163)
       Warrants issued below market                                  --             --           31,315
   Changes in assets and liabilities:
     Decrease in prepaid expenses                                    --           11,473           --
     Decrease in accounts receivable - related party                 --             --           (1,602)
     Decrease in exchange credits                                    --             --           19,594
     Increase (Decrease) in accounts payable and
     accrued expenses                                             169,438        161,229       (176,098)
     Increase (Decrease) in related party payable                   1,443         17,031         14,397
                                                              -----------    -----------    -----------

       Net Cash Used by Operating Activities                      (12,952)       (14,899)    (1,559,428)
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     (Increase) Decrease in note receivable - related party         7,074         12,926           --
     Increase in note receivable                                     --             --          (82,592)
     (Increase) Decrease in interest receivable                     5,111           (917)         4,194
     Receipt of payment on note receivable                           --             --           80,000
     Sales of exchange credits                                       --             --          419,980
                                                              -----------    -----------    -----------

       Net Cash Provided by Investing Activities                   12,185         12,009        421,582
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                         --             --         (424,757)
   Common stock issued for cash                                      --             --        1,200,000
   Proceeds from related party                                       --             --          129,474
   Payments on notes payable                                         --             --         (323,011)
                                                              -----------    -----------    -----------

       Net Cash Provided by Financing Activities                     --             --          581,706
                                                              -----------    -----------    -----------

NET DECREASE IN CASH                                                 (767)        (2,890)      (556,140)

CASH AT BEGINNING OF PERIOD                                           899          3,789        556,272
                                                              -----------    -----------    -----------

CASH AT END OF PERIOD                                         $       132    $       899    $       132
                                                              ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                       From
                                                                                                   Inception of
                                                                                                    Development
                                                                                                     Stage on
                                                                          For the Years Ended       January 1,
                                                                              December 31,        2000 Through
                                                                        ------------------------  December 31,
                                                                           2005         2004          2005
                                                                        -----------  -----------  ------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:
   Income taxes                                                         $     --     $     --     $     --
   Interest                                                             $     --     $     --     $    3,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Warrants issued at fair market                                       $     --     $     --     $   31,315
   Common stock for services                                            $   50,000   $     --     $   50,000












   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


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

              The Company had a 100% owned subsidiary, Victoria Beverage Company Limited (Victoria), which has a 55% owned subsidiary (Anhui Hao Dun Brewery Co. Ltd.) (Anhui) which was incorporated in the nation of China in 1986 for the purpose of operating a beer brewery. Victoria was incorporated in the Isle of Man on May 9, 1993 for the purpose of acquiring foreign companies.

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

              The Company reentered the development stage on January 1, 2000 as a result of the discontinued operations of Anhui (Note 6), and, as discussed in Note 7, Victoria was completely dissolved in September 2001.

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

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES
              (Continued)

              e.  Revenue Recognition

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

              f.  Recent Accounting Pronouncements

                 In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                 In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
                 (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

               In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.
               Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f. Recent Accounting Pronouncements (Continued)

              transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

              In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

              In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

              In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain  SEC  rules  and  regulations.  It also  provides  the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f. Recent Accounting Pronouncements (Continued)

              In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

              In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

              In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
              Liabilities--a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Income Taxes

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

              Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                       2005                2004
                                                ------------------  ------------------
              Deferred tax assets
                  NOL carryover                 $        1,910,785  $        1,902,025
                  Accrued expenses                         125,950              62,975

              Deferred tax liabilities                           -                   -

              Valuation allowance                       (2,036,735)         (1,965,000)
                                                ------------------  ------------------

              Net deferred tax asset            $                -  $                -
                                                ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:


                                      2005            2004
                                   -----------    -----------

              Book income           $   (91,235)   $   (79,800)
              Misc                         --              100
              Stock for services         19,500           --
              Valuation allowance        71,735         79,700
                                    -----------    -----------

                                    $      --      $      --
                                      2,222,222      2,222,222

              At  December  31,  2005,   the  Company  had  net  operating  loss
              carryforwards of approximately $4,800,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g. Income Taxes (Continued)

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

NOTE 2 -      CONCENTRATIONS OF RISK

              Barter Exchange Credits

              The Company has owned certain barter exchange credits held with ITEX Corporation. This balance is not insured by the Federal Deposit Insurance Corporation. Value of the credits is $0 as of December 31, 2005.

NOTE 3 -      GOING CONCERN

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

NOTE 4 -      COMMON STOCK TRANSACTIONS

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

              On March 22, 2005, the Company issued 500,000 shares of common stock at $0.10 per share for a total of $50,000 in exchange for services.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 3 -      COMMON STOCK TRANSACTIONS (Continued)

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

NOTE 5 -      RELATED PARTY TRANSACTIONS

              Accounts Receivable

              On April 17, 2002, the Company advanced $20,000 to the president and CEO of the Company. The advance is payable on demand and accrues interest at 12% per annum. During the year ended December 31, 2005, the Company has recognized $747 of interest income related to the note. The balance of the note at December 31, 2005 is $0.

              Prepaid Expenses

              During the first quarter of 2002, the Company prepaid two years of salaries to two employees and officers of the Company. As of December 31, 2002, one half of the prepayment, representing one year of salaries and payroll taxes, has been fully expensed. The remaining prepaid salaries and taxes, $157,532, was expensed during the year ended December 31, 2003. Therefore, the prepaid salaries and payroll taxes account balance as of December 31, 2005 is $0.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 6 -      DISCONTINUED OPERATIONS

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

              In May 2000, the sellers claimed the Company was in default of its obligations to repurchase or cause to be repurchased from the sellers a significant majority of the shares of the common stock issued upon conversion of the debentures or to provide additional capital. As a result of the alleged default, they refused to provide the Company with any financial information concerning the operations of the brewery and assumed control of the brewery.

              The Company believes the claims made by the sellers are without merit. However, as the assets of the brewery are in the Peoples' Republic of China and the Company has no effective control over the business or the financial concerns of the brewery, the Company has fully reserved against all of its assets allocated in China. All operations have been classified as discontinued as they relate to activities prior to January 1, 2000.

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

NOTE 7 -      DISSOLUTION OF SUBSIDIARY

              In September 2001, the Company's wholly owned subsidiary, Victoria Beverage, was dissolved. The only asset of the subsidiary was 6,000,000 shares of Gourmet's Choice Coffee Company. These shares were transferred to the Company. The Company will carry the shares at Victoria's cost of $0.00. Gourmet's Choice is controlled by the President of the Company.