Form 10QSB
period 2006-03-31
CHINA FOOD & BEVERAGE CO
filed 2006-05-15
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 21, 2006.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to __________________.

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



                    710 W. 24th Street, Kansas City, MO 64108
                  -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                           Yes [X]         No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                            1. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares outstanding of Registrant's common stock ($0.001 par value)as of the quarter ended March 31, 2006 was 10,396,679.

Transitional Small Business Disclosure format (check one): Yes [ ] No [x]

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS.............................................  F-1

ITEM 2.  PLAN OF OPERATION................................................    4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................    5

ITEM 2.  CHANGES IN SECURITIES............................................    5

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................    5

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................    5

ITEM 5.  OTHER............................................................    5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    5

         SIGNATURES.......................................................    5

                                     PART I


ITEM  1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principle and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2005. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2005. Accordingly, unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2006, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.

                                      -3-

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005



                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                  March 31,     December 31,
                                                                     2006           2005
                                                                  -----------    -----------
                                                                  (Unaudited)
CURRENT ASSETS

   Cash                                                           $        84    $       132
                                                                  -----------    -----------

     Total Current Assets                                                  84            132
                                                                  -----------    -----------

PROPERTY AND FIXED ASSETS

   Equipment                                                             --             --
   Accumulated depreciation                                              --             --
                                                                  -----------    -----------

     Total Fixed Assets                                                  --             --
                                                                  -----------    -----------

       TOTAL ASSETS                                               $        84    $       132
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                          $   430,076    $   400,739
   Accounts payable - related party                                    58,979         47,947
                                                                  -----------    -----------

     Total Current Liabilities                                        489,055        448,686
                                                                  -----------    -----------

       TOTAL LIABILITIES                                              489,055        448,686
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized at $0.001
     par value, 10,396,679 shares issued and outstanding               10,397         10,397
   Additional paid-in capital                                       2,159,778      2,159,778
   Retained earnings accumulated prior to the development stage       633,605        633,605
   Deficit accumulated during the development stage                (3,292,751)    (3,252,334)
                                                                  -----------    -----------

     Total Stockholders' Equity (Deficit)                            (488,971)      (448,554)
                                                                  -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                  $        84    $       132
                                                                  ===========    ===========

 The accompanying notes are an integral part of these financial statements.



                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                         From
                                                                      Inception of
                                                                      Development
                                                                        Stage on
                                                                       January 1,
                                       For the Three Months Ended     2000 Through
                                                March 31,                March 31,
                                      ----------------------------    ------------
                                         2006             2005             2006
                                      ------------    ------------    ------------
NET SALES                             $       --      $       --      $       --

COSTS AND EXPENSES

   General and administrative               40,417          41,396       1,552,769
                                      ------------    ------------    ------------

     Total Costs and Expenses               40,417          41,396       1,552,769
                                      ------------    ------------    ------------

LOSS BEFORE OTHER INCOME                   (40,417)        (41,396)     (1,552,769)
                                      ------------    ------------    ------------

OTHER INCOME

   Refund of tax penalties                    --              --            16,237
   Interest expense                           --              --           (16,296)
   Interest income                            --               212          13,228
                                      ------------    ------------    ------------

     Total Other Income                       --               212          13,169
                                      ------------    ------------    ------------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM AND DISCONTINUED OPERATIONS          (40,417)        (41,184)     (1,539,600)

INCOME TAX EXPENSE                            --              --              --
                                      ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS        (40,417)        (41,184)     (1,539,600)

LOSS ON DISCONTINUED OPERATIONS               --              --        (1,990,314)
                                      ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM             (40,417)        (41,184)     (3,529,914)

GAIN ON DISPOSITION OF DEBT                   --              --           237,163
                                      ------------    ------------    ------------

NET LOSS                              $    (40,417)   $    (41,184)   $ (3,292,751)
                                      ============    ============    ============

BASIC LOSS PER SHARE                  $      (0.00)   $      (0.01)
                                      ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     10,396,679       9,896,679
                                      ============    ============


 The accompanying notes are an accompanying part of these financial statements.


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                Common Stock           Additional
                                        --------------------------      Paid-In        Other         Retained
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

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                Common Stock           Additional
                                        --------------------------      Paid-In        Other         Retained
                                           Shares         Amount        Capital       Income         (Deficit)
                                        -----------   -----------   -----------    -----------   -----------


Balance, December 31, 2001                9,395,788   $     9,396   $ 2,079,464    $      --     $(1,697,055)

Warrants granted at fair market value          --            --          31,315           --            --

Net loss for the year ended
   December 31, 2002                           --            --            --             --        (272,296)
                                        -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2002                9,395,788         9,396     2,110,779    $      --      (1,969,351)

November  5, 2003, common
   stock issued upon cashless
   exercise of warrants                     500,891           501          (501)          --            --

Net loss for the year ended
   December 31, 2003                           --            --            --             --        (210,770)
                                        -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2003                9,896,679         9,897     2,110,278           --      (2,180,121)

Net loss for the year ended
   December 31, 2004                           --            --            --             --        (204,775)
                                        -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2004                9,896,679         9,897     2,110,278           --      (2,384,896)

Shares issued for cash                      500,000           500        49,500           --            --

Net loss for the year ended
   December 31, 2005                           --            --            --             --        (233,849)
                                        -----------   -----------   -----------    -----------   -----------

Balance December 31, 2005                10,396,679        10,397     2,159,778           --      (2,618,729)

Net loss for the quarter ended
   March 31, 2006 (unaudited)                  --            --            --             --          40,417
                                        -----------   -----------   -----------    -----------   -----------

Balance, March 31, 2006 (unaudited)      10,396,679   $    10,397   $ 2,159,778    $      --     $(2,659,146)
                                        ===========   ===========   ===========    ===========   ===========

Retained earnings accumulated prior to the development stage                                     $   633,605
Deficit accumulated during the development stage                                                  (3,292,751)
                                                                                                 -----------

                                                                                                 $(2,659,146)
                                                                                                 ===========





   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                    From
                                                                                                Inception of
                                                                                                 Development
                                                                                                   Stage on
                                                                  For the Three Months Ended      January 1,
                                                                           March 31,             2000 Through
                                                                  --------------------------      March 31,
                                                                      2006          2005            2006
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $   (40,417)   $   (41,184)   $(3,292,751)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Common stock issued for services                                  --             --           50,000
       Depreciation and amortization                                     --             --            2,149
       Discontinued operations                                           --             --        1,990,314
       Gain on settlement of debt                                        --             --         (237,163)
       Fair value warrants granted                                       --             --           31,315
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                             --             --             --
     (Increase) decrease in accounts receivable - related party          --            2,782         (1,602)
     (Increase) decrease in exchange credits                             --             --           19,594
     Increase (decrease) in accounts payable and
      accrued expenses                                                 29,337         37,799       (146,761)
     Increase in related party payable                                 11,032           --           25,429
                                                                  -----------    -----------    -----------

       Net Cash Used by Operating Activities                              (48)          (603)    (1,559,476)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     (Increase) Decrease in interest receivable                          --             --            4,194
     Increase(Decrease) in note receivable                               --             --          (82,592)
     Receipt of payment on note receivable                               --             --           80,000
     Sales of exchange credits                                           --             --          419,980
                                                                  -----------    -----------    -----------

       Net Cash Provided by Investing Activities                         --             --          421,582
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loss of cash from discontinued operations                             --             --         (424,757)
   Common stock issued for cash                                          --             --        1,200,000
   Proceeds from related party                                           --             --          129,474
   Payments (Increase) - notes payable                                   --             --         (323,011)
                                                                  -----------    -----------    -----------

       Net Cash Provided by Financing Activities                         --             --          581,706
                                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           (48)          (603)      (556,188)

CASH AT BEGINNING OF PERIOD                                               132            899        556,272
                                                                  -----------    -----------    -----------

CASH AT END OF PERIOD                                             $        84    $       296    $        84
                                                                  ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $     --         $     --     $     --
   Interest                                                      $     --         $     --     $    3,000

SCHEDULE OF NON-CASH FINANCIANG ACTIVITIES:

   Warrants issued at fair market                                $     --         $     --     $   31,315
   Common stock for services                                     $     --         $     --     $   50,000







































   The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2006 and December 31, 2005


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
              Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

         Other than what has been disclosed herein and in the year end report for year 2005, filed on May 5, 2006, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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


Capital Resources and Liquidity
-------------------------------

         During the quarter ended March 31, 2006, there were no issuances of the Company's common stock.

Results of Operations
---------------------

         For the three month period ended March 31, 2006, the Company sustained a loss of ($40,417), or ($0.00) per share (basic and diluted) on revenue of $0.00, as opposed to a loss of ($41,184), or ($0.01) per share (basic and diluted) on revenue of $0.00 for the first quarter of March 31, 2005. The loss in the first quarter of 2006 can be contributed to the fact the Company had no revenue producing operations yet still had administrative expenses. The stockholder's equity (deficit) for the quarter ended March 31, 2006 was ($488,971). For the comparable period of 2005, the stockholder's equity (deficit) was ($305,905).


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

PART II

ITEM 1.  LEGAL PROCEEDINGS

         During  the  quarter  ended  March  31,  2006,   there  were  no  legal
proceedings involving the Company.


ITEM 2. CHANGES IN SECURITIES

         During the quarter ended March 31, 2006, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2006, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2006, there were no submission of matters to a vote of security holders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended March 31, 2006, there were no reports on form 8- K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2006.

CHINA FOOD AND BEVERAGE

         /s/ James Tilton
         ----------------
         James Tilton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----
/s/James Tilton      Chief Executive Officer, President,
                     CFO, Treasurer and Director                May 15, 2006
-----------------
James Tilton

/s/Jane Zheng        Secretary and Director                     May 15, 2006
-----------------
Jane Zheng

-----------------
/s/Gordon Wilson     Director                                   May 15, 2006

-----------------
Gordon Wilson