Form 10QSB
period 2006-06-30
CHINA FOOD & BEVERAGE CO
filed 2006-09-14
CIK 717228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

       for the transition period from _____________ to ________________.

                         Commission file number: 0-11734
                                                 --------


                         CHINA FOOD AND BEVERAGE COMPANY
        -----------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                                 87-0546148
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



                    710 W. 24th Street, Kansas City, MO 64108
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (877) 667-9377
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares outstanding of Registrant's common stock ($0.001 par value) as of September 1, 2006 was 10,396,679.

Transitional Small Business Disclosure format (check one) :   Yes  [ ]   No  [X]

                                TABLE OF CONTENTS


                                     PART 1




                                                                            Page
                                                                            ----


ITEM 1.     FINANCIAL STATEMENTS...............................................3

F-4

ITEM 2.     PLAN OF OPERATION.................................................10


                                     PART II


ITEM 1.     LEGAL PROCEEDINGS.................................................11


ITEM 2.     CHANGES IN SECURITIES.............................................11


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...................................11


ITEM 4.     SUBMISSION TO A VOTE OF SECURITY HOLDERS..........................11


ITEM 5.     OTHER.............................................................11


ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K..................................11


                   SIGNATURES.................................................12

                                     PART I


ITEM     1.     FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2005. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2006. Accordingly, unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter and six months ended June 30, 2006, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.


                                  CHINA FOOD AND BEVERAGE COMPANY
                                   (A Development Stage Company)
                                           Balance Sheet

                                              ASSETS

                                                                      June 30,     December 31,
                                                                        2006           2005
                                                                    (unaudited)
                                                                    -----------    -----------
CURRENT ASSETS
   Cash                                                             $        36    $       132
                                                                    -----------    -----------

     Total Current Assets                                                    36            132
                                                                    -----------    -----------

PROPERTY AND FIXED ASSETS                                                --             --
                                                                    -----------    -----------

     TOTAL ASSETS                                                   $        36    $       132
                                                                    ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                            $   496,252    $   400,739
   Accounts payable - related party                                      46,504         47,947
                                                                    -----------    -----------

     Total Current Liabilities                                          542,756        448,686
                                                                    -----------    -----------

     Total Liabilities                                                  542,756        448,686
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized at $0.001
     par value, 10,396,679  shares issued and
     outstanding                                                         10,397         10,397
   Additional paid-in capital                                         2,159,778      2,159,778
   Retained earnings accumulated prior to the
    development stage                                                   633,605        633,605
   Deficit accumulated during the development stage                  (3,346,500)    (3,252,334)
                                                                    -----------    -----------

     Total Stockholders' Equity (Deficit)                              (542,720)      (448,554)
                                                                    -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $        36    $       132
                                                                    ===========    ===========


The accompanying notes are an integral part of these financial statements.


                                                    CHINA FOOD AND BEVERAGE COMPANY
                                                     (A Development Stage Company)
                                                       Statements of Operations
                                                              (unaudited)
                                                                                                        From
                                                                                                    Inception of
                                                                                                    Development
                                                                                                      Stage on
                                                                                                     January 1,
                                     For the Three Months Ended       For the Six Months Ended      2000 Through
                                               June 30,                       June 30,                June 30,
                                    ----------------------------    --------------- ------------    ------------
                                        2006            2005            2006             2005           2006
                                    ------------    ------------    ------------    ------------    ------------

NET SALES                           $       --      $       --      $       --      $       --      $       --
                                    ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES

   General and administrative             53,749          52,962          94,166         144,359       1,606,518
                                    ------------    ------------    ------------    ------------    ------------

     Total Costs and Expenses             53,749          52,962          94,166         144,359       1,606,518
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE OTHER EXPENSE                (53,749)        (52,962)        (94,166)       (144,359)     (1,606,518)
                                    ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Refund tax penalties                     --              --              --              --            16,237
   Interest expense                         --              --              --              --           (16,296)
   Interest income                          --               122            --               334          13,228
                                    ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)           --               122            --               334          13,169
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                              (53,749)        (52,840)        (94,166)       (144,025)     (1,593,349)


INCOME TAX EXPENSE                          --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM           (53,749)        (52,840)        (94,166)       (144,025)     (1,593,349)


GAIN ON DISPOSITION OF DEBT                 --              --              --              --           237,163
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                              (53,749)        (52,840)        (94,166)       (144,025)     (1,356,186)

LOSS ON DISCONTINUED
 OPERATIONS                                 --              --              --              --        (1,990,314)
                                    ------------    ------------    ------------    ------------    ------------


NET LOSS                            $    (53,749)   $    (52,840)   $    (94,166)   $   (144,025)   $ (3,346,500)
                                    ============    ============    ============    ============    ============




BASIC LOSS PER SHARE                $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                10,396,679       9,896,679      10,396,679       9,896,679
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

                                                     CHINA FOOD AND BEVERAGE COMPANY
                                                     (A Development Stage Company)
                                              Statements of Stockholders' Equity (Deficit)

                                                Common Stock           Additional
                                        --------------------------      Paid-In        Other          Retained
                                            Shares        Amount        Capital        Income         (Deficit)
                                        -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2000                  5,546,505    $     5,547    $   872,070    $     8,421    $   633,605

Common stock issued for cash
   at $1.00 per share                        50,000             50         49,950           --             --

Common stock issued for cash
   at $1.00 per share                       200,000            200        199,800           --             --

Common stock issued for cash
   at $0.50 per share                       200,000            200         99,800           --             --

Common stock issued for cash
   at $0.25 per share                       400,000            400         99,600           --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200           --             --

Common stock issued for cash
   at $0.25 per share                       800,000            800        199,200           --             --

Common stock issued for cash
   at $0.10 per share                     2,000,000          2,000        198,000           --             --

Common stock issued for cash
   at $0.10 per share                     1,000,000          1,000         99,000           --             --

Related party forgiveness of interest          --             --           11,244           --             --

Change in currency translation                 --             --             --           (8,421)          --

Net loss for the year ended
   December 31, 2000                           --             --             --             --       (2,039,898)
                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000               10,996,505         10,997      2,027,864           --       (1,406,293)

Canceled shares                                (717)            (1)          --             --             --

Common stock issued for cash
   at $0.10 per share                       500,000            500         49,500           --             --

Canceled shares                          (2,100,000)        (2,100)         2,100           --             --

Net loss for the year  ended
   December 31, 2001                           --             --             --             --         (290,762)
                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001                9,395,788          9,396      2,079,464           --       (1,697,055)
                                        -----------    -----------    -----------    -----------    -----------

                                                                   (continued)
                                -6A-

                                                     CHINA FOOD AND BEVERAGE COMPANY
                                                     (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (continued)

                                                Common Stock           Additional
                                        --------------------------      Paid-In        Other          Retained
                                            Shares        Amount        Capital        Income         (Deficit)
                                        -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                9,395,788         9,396      2,079,464           --       (1,697,055)

Warrants granted at fair market value          --             --           31,315           --             --

Net loss for the year ended
 December 31, 2002                             --             --             --             --         (272,296)
                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002                9,395,788          9,396      2,110,779           --       (1,969,351)

November 5, 2003, common stock
  Issued upon cashless exercise of
  warrants                                  500,891            501           (501)          --             --

Net loss for the year ended
  December 31, 2003                            --             --             --             --         (210,770)
                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                9,896,679          9,897      2,110,278           --       (2,180,121)

Net loss for the year ended
 December 31, 2004                             --             --             --             --         (204,775)
                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                9,896,679          9,897      2,110,278           --       (2,384,896)

Common stock issued for services
 (unaudited)                                500,000            500         49,500           --             --

Net loss for the year ended
  December 31, 2005                            --             --             --             --         (233,833)
                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2005               10,396,679         10,397      2,159,778           --       (2,618,729)

Net loss for the six months ended
  June 30, 2006 (unaudited)                    --             --             --             --          (94,166)
                                        -----------    -----------    -----------    -----------    -----------

Balance,  June 30, 2006
  (unaudited)                            10,396,679    $    10,397    $ 2,159,778           --      $(2,712,895)
                                        ===========    ===========    ===========    ===========    ===========



Retained earnings accumulated prior to the development stage                                        $   633,605
Deficit accumulated during the development stage                                                     (3,346,500)
                                                                                                    ------------
                                                                                                    $(2,712,895)
                                                                                                    ============


The accompanying notes are an integral part of these financial statements.


                                      -6B-


                        CHINA FOOD AND BEVERAGE COMPANY
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                             From
                                                                                         Inception of
                                                                                         Development
                                                                                          Stage on
                                                            For the Six Months Ended      January 1,
                                                                    June 30             2000  Through
                                                           --------------------------      June 30,
                                                               2006          2005           2006
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                              $   (94,166)   $  (144,025)   $(3,346,500)
   Adjustments to reconcile net (loss) to net
      cash used by operating activities:

     Depreciation expense                                         --             --            2,149
     Discontinued operations                                      --             --        1,990,314
     Gain on settlement of debt                                   --             --         (237,163)
     Fair value warrants granted                                  --             --           31,315
     Common stock issued for services                             --           50,000         50,000
   Changes in assets and liabilities:
     (Increase) in accounts receivable-related party              --            2,994         (1,602)
     (Increase) in exchange credits                               --             --           19,594
     Increase (decrease) in accounts payable and accrued
      expenses                                                  95,513         90,694        (80,585)
     (Increase) in prepaid expenses                               --             (334)          --
     Increase (decrease) in related party payable               (1,443)          --           12,954
                                                           -----------    -----------    -----------

       Net Cash (Used) by Operating Activities                     (96)          (671)    (1,559,524)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in interest receivable                                --             --            4,194
   Proceeds from sale of exchange credits                         --             --          419,980
   Increase in note receivable                                    --             --          (82,592)
   Receipt of payment on note receivable                          --             --           80,000
   Increase in note receivable - related party                    --             --             --
                                                           -----------    -----------    -----------

       Net Cash Provided by Investing Activities                  --             --          421,582
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loss of cash from discontinued operations                      --             --         (424,757)
   Common stock issued                                            --             --        1,200,000
   Proceeds from related party                                    --             --          129,474
   Proceeds from notes payable                                    --             --             --
   Increase in Notes Payable                                      --             --         (323,011)
                                                           -----------    -----------    -----------

       Net Cash (Used) by Financing Activities                    --             --          581,706
                                                           -----------    -----------    -----------

NET (DECREASE) IN CASH                                             (96)          (671)      (556,236)

CASH AT BEGINNING OF PERIOD                                        132            899        556,272
                                                           -----------    -----------    -----------

CASH AT END OF PERIOD                                      $        36    $       228    $        36
                                                           ===========    ===========    ===========




The accompanying notes are an integral part of these financial statements.



                                                                                             From
                                                                                         Inception of
                                                                                         Development
                                                                                          Stage on
                                                            For the Six Months Ended      January 1,
                                                                    June 30             2000  Through
                                                           --------------------------      June 30,
                                                               2006          2005           2006
                                                           -----------    -----------    -----------
Cash Paid For:

   Interest                                                $     --       $     --       $    3,000

   Income taxes                                            $     --       $     --       $     --


Schedule of Non-Cash Activities:

     Fair value of warrants issued                         $     --       $     --       $   31,315
     Common stock issued for services                      $     --       $     --       $   50,000


                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2006 and December 31, 2005



NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

ITEM 2.     PLAN OF OPERATIONS

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

     Other than what has been disclosed herein and in the year-end report for year 2005, filed on May 5, 2006, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The Company
------------------
     The Company presently occupies office space, free of charge at 710 W 24th St., Kansas City, MO 64108.

Business of Issuer
------------------------
     Since the disposition of its prior operations, the Company has continued to seek to acquire businesses both in China and other countries. The Company currently has no ongoing day to day operations or sales.

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

Capital Resources and Liquidity
----------------------------------------
     During the six month period ended June 30, 2006, there were no issuances of the Company's common stock. The Company has no working capital available and is seeking an acquisition opportunity.

Results of Operations
----------------------------
     For the three and six month periods ended June 30, 2006, the Company sustained net losses of ($53,749) and ($94,166) respectively. For the three and six month periods ended June 30, 2005, (prior year) the Company sustained losses of ($52,840) and ($144,025) respectively. The decrease in the loss from 2005 to 2006 is attributable to less expenditures for the general and administrative expenses of the company. Losses as a whole are attributable to the fact the Company has no revenue producing operations yet still had administrative expenses.

     The net loss per share of stock (basic and diluted) were ($0.00) and ($0.01) respectively for the three and six month periods ended June 30, 2006. The net loss per share of stock (basic and diluted) were ($0.01) and ($0.01) for the three and six month periods ended June 30, 2005 (prior year).

     The net stockholders' deficit at June 30, 2006 was ($542,720) compared to a deficit at June 30, 2005 of ($488,554).

Controls and Procedures
--------------------------------
     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.



PART II

ITEM 1.     LEGAL PROCEEDINGS

     During the six month period ended June 30, 2006, there were no legal proceedings involving the Company.

ITEM 2.     CHANGES IN SECURITIES

     During the six month period ended June 30, 2006, there were no changes in securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     During the six month period ended June 30, 2006, there were no defaults upon senior securities.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the six month period ended June 30, 2006, there were no submission of matters to a vote of security holders.

ITEM 5     OTHER

     During the six month period ended June 30, 2006, there were no other issues to be reported by the Company.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K

     During the six month period ended June 30, 2006, there were no reports on Form 8-K. Exhibit 31.1 Certification of quarterly report on Form 10-QSB and
Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 are attached.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of September 2006.


CHINA FOOD AND BEVERAGE


          /s/ James Tilton
         -----------------------
         James Tilton, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                        Date
---------                         -----                        ----
/s/James Tilton      Chief Executive Officer, President,
-----------------    CFO, Treasurer and Director               September 1, 2006
James Tilton

/s/Jane Zheng        Secretary and Director                    September 1, 2006
-----------------
Jane Zheng
-----------------
/s/Gordon Wilson     Director                                  September 1, 2006
-----------------
Gordon Wilson