Form 10QSB
period 2006-09-30
CHINA FOOD & BEVERAGE CO
filed 2007-01-19
CIK 717228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

[ ]

     Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
     ----------------.

Commission file number:   0-11734
                        -----------

                         CHINA FOOD AND BEVERAGE COMPANY
        -----------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                          87-0546148
-------------------------------                         ------------------------
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

                                                            Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2006 was 10,396,679.

Transitional Small Business Disclosure format (check one):  Yes  [ ]  No  [X]

                                TABLE OF CONTENTS


                                     PART 1






                                                                        Page
                                                                      ---------


ITEM 1.     FINANCIAL STATEMENTS..........................................1 - 9


ITEM 2.     PLAN OF OPERATION................................................10


                                     PART II


ITEM 1.     LEGAL PROCEEDINGS................................................11


ITEM 2.     CHANGES IN SECURITIES............................................11


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..................................11


ITEM 4.     SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................11


ITEM 5.     OTHER............................................................11


ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.................................11


                   SIGNATURES................................................12

                                     PART I


ITEM     1.     FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to China Food and Beverage Company and its subsidiaries and predecessors. The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2005. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2006. Accordingly, unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter and nine months ended September 30, 2006, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.


                                      CHINA FOOD AND BEVERAGE COMPANY
                                       (A Development Stage Company)
                                              Balance Sheets

                                                  ASSETS
                                                                                          Sept 30,    December 31,
                                                                                            2006          2005
                                                                                        -----------    -----------
                                                                                        (unaudited)
CURRENT ASSETS
   Cash                                                                                 $      --      $       132
   Accounts receivable-related party                                                           --             --
   Prepaid expenses                                                                            --             --
                                                                                        -----------    -----------

     Total Current Assets                                                                      --              132
                                                                                        -----------    -----------

PROPERTY AND FIXED ASSETS

   Equipment                                                                                   --             --
   Accumulated depreciation                                                                    --             --
                                                                                        -----------    -----------

     Total Fixed Assets                                                                        --             --
                                                                                        -----------    -----------


     TOTAL ASSETS                                                                       $      --      $       132
                                                                                        ===========    ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                                $   538,067    $   400,739
   Accounts payable - related party                                                          46,504         47,947
                                                                                        -----------    -----------

     Total Current Liabilities                                                              584,571        448,686
                                                                                        -----------    -----------

     Total Liabilities                                                                      584,571        448,686
                                                                                        -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized at $0.001
     par value, 10,396,679  shares issued and
     outstanding                                                                             10,397         10,397
   Additional paid-in capital                                                             2,159,778      2,159,778
   Retained earnings accumulated prior to the
    development stage                                                                       633,605        633,605
   Deficit accumulated during the development stage                                      (3,388,351)    (3,252,334)
                                                                                        -----------    -----------

     Total Stockholders' Equity (Deficit)                                                  (584,571)      (448,554)
                                                                                        -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIT)                                                                       $      --      $       132
                                                                                        ===========    ===========



                     The accompanying notes are an integral part of these financial statements.


                                      CHINA FOOD AND BEVERAGE COMPANY
                                       (A Development Stage Company)
                                         Statements of Operations
                                                (Unaudited)
                                                                                                       From
                                                                                                    Inception of
                                                                                                    Development
                                                                                                     Stage on
                                                                                                     January 1,
                                    For the Three Months Ended       For the Nine Months Ended      2000 Through
                                            September 30,                  September 30,              Sept 30,
                                    ----------------------------    ----------------------------    ------------
                                        2006            2005            2006             2005           2006
                                    ------------    ------------    ------------    ------------    ------------

NET SALES                           $       --      $       --      $       --      $       --      $       --
                                    ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES

   General and administrative             41,851          45,277         136,017         189,637       1,648,369
                                    ------------    ------------    ------------    ------------    ------------

     Total Costs and Expenses             41,851          45,277         136,017         189,637       1,648,369
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE OTHER EXPENSE                (41,851)        (45,277)       (136,017)       (189,637)     (1,648,369)
                                    ------------    ------------    ------------    ------------    ------------




OTHER INCOME (EXPENSE)

   Refund tax penalties                     --              --              --              --            16,237
   Interest expense                         --              --              --              --           (16,296)
   Interest income                          --               123            --               458          13,228
                                    ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)           --               123            --               458          13,169
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE TAX, EXTRAORDINARY
 ITEM, AND DISCONTINUED
 OPERATIONS                              (41,851)        (45,154)       (136,017)       (189,179)     (1,635,200)


INCOME TAX EXPENSE                          --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM           (41,851)        (45,154)       (136,017)       (189,179)     (1,635,200)

GAIN ON DISPOSITION OF DEBT                 --              --              --              --           237,163
                                    ------------    ------------    ------------    ------------    ------------


LOSS BEFORE DISCONTINUED
 OPERATIONS                              (41,851)        (45,154)       (136,017)       (189,179)     (1,398,037)


LOSS ON DISCONTINUED
 OPERATIONS                                 --              --              --              --        (1,990,314)
                                    ------------    ------------    ------------    ------------    ------------


NET LOSS                            $    (41,851)   $    (45,154)   $   (136,017)   $   (189,179)   $ (3,388,351)
                                    ============    ============    ============    ============    ============

BASIC LOSS PER SHARE                $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                10,396,679      10,396,679      10,396,679      10,045,031
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


                                    CHINA FOOD AND BEVERAGE COMPANY
                                    (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)


                                                 Common Stock         Additional      Retained
                                          -------------------------     Paid-In       Earnings
                                             Shares        Amount       Capital       (Deficit)
                                          -----------   -----------   -----------    -----------

Balance, December 31, 2001                  9,395,788   $     9,396   $ 2,079,464    $(1,697,055)

Warrants granted at fair market value            --            --          31,315           --

Net loss for the year ended
 December 31, 2002                               --            --            --         (272,296)
                                          -----------   -----------   -----------    -----------

Balance, December 31, 2002                  9,395,788         9,396     2,110,779     (1,969,351)

November 5, 2003, common stock
  Issued upon cashless exercise of
  warrants                                    500,891           501          (501)          --

Net loss for the year ended
 December 31, 2003                               --            --        (210,770)
                                          -----------   -----------   -----------    -----------


Balance, December 31, 2003                  9,896,679         9,897     2,110,278     (2,180,121)

Net loss for the year ended
 December 31, 2004                               --            --        (204,775)
                                          -----------   -----------   -----------    -----------

Balance, December 31, 2004                  9,896,679         9,897     2,110,278     (2,384,896)

Common stock issued for services              500,000           500        49,500           --


Net loss for the year ended
  December 31, 2005                              --            --            --         (233,833)
                                          -----------   -----------   -----------    -----------

Balance, December 31, 2005                 10,396,679        10,397     2,159,778     (2,618,729)

Net loss for the nine months ended
  September  30, 2006 (unaudited)                --            --            --         (136,017)
                                          -----------   -----------   -----------    -----------

Balance, September 30, 2006 (Unaudited)    10,396,679   $    10,397   $ 2,159,778    $(2,754,746)
                                          ===========   ===========   ===========    ===========



Retained earnings accumulated prior to the development stage                         $   633,605
Deficit accumulated during the development stage                                      (3,388,351)
                                                                                     ------------

                                                                                     $(2,754,746)



            The accompanying notes are an integral part of these financial statements.


                                     CHINA FOOD AND BEVERAGE COMPANY
                                      (A Development Stage Company)
                                        Statements of Cash Flows
                                               (Unaudited)

                                                                                             From
                                                                                         Inception of
                                                                                          Development
                                                                                           Stage on
                                                                                          January 1,
                                                           For the Nine Months Ended     2000 Through
                                                                  September 30             Sept 30,
                                                           --------------------------    -----------
                                                               2006           2005           2006
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                              $  (136,017)   $  (189,179)   $(3,388,351)
   Adjustments to reconcile net income (loss) to net
      cash used by operating activities:

     Depreciation expense                                         --             --            2,149
     Discontinued operations                                      --             --        1,990,314
     Gain on settlement of debt                                   --             --         (237,163)
     Fair value warrants granted                                  --             --           31,315
     Common stock issued for services                             --           50,000         50,000
   Changes in assets and liabilities:
     (Increase) in accounts receivable-related party              --            2,994         (1,602)
     (Increase) in exchange credits                               --             --           19,594
     Increase (decrease) in accounts payable and accrued
      expenses                                                 137,328        134,560        (38,770)
     (Increase) decrease in prepaid expenses                      --             --             --
     Increase in related party payable                          (1,443)         1,380         12,954
                                                           -----------    -----------    -----------

       Net Cash (Used) by Operating Activities                    (132)          (245)    (1,559,560)
                                                           -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in interest receivable                                --             (458)         4,194
   Proceeds from sale of exchange credits                         --             --          419,980
   Increase in note receivable                                    --             --          (82,592)
   Receipt of payment on note receivable                          --             --           80,000
   Increase in note receivable - related party                    --             --             --
                                                           -----------    -----------    -----------

       Net Cash Provided (Used) by Investing Activities           --             (458)       421,582
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loss of cash from discontinued operations                      --             --         (424,757)
   Common stock issued                                            --             --        1,200,000
   Proceeds from related party                                    --             --          129,474
   Proceeds from notes payable                                    --             --             --
   Increase in Notes Payable                                      --             --         (323,011)
                                                           -----------    -----------    -----------

       Net Cash Provided (Used) by Financing Activities           --             --          581,706
                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (132)          (703)      (556,272)

CASH AT BEGINNING OF PERIOD                                        132            899        556,272
                                                           -----------    -----------    -----------


CASH AT END OF PERIOD                                      $      --      $       196    $      --
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

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                                             From
                                                                                         Inception of
                                                                                          Development
                                                                                           Stage on
                                                                                          January 1,
                                                           For the Nine Months Ended     2000 Through
                                                                  September 30             Sept 30,
                                                           --------------------------    -----------
                                                               2006           2005           2006
                                                           -----------    -----------    -----------

Cash Paid For:

   Interest                                                $      --      $      --      $     3,000
   Income taxes                                            $      --      $      --      $      --


Schedule of Non-Cash Financing Activities:

   Warrants issued at fair market                          $      --      $      --      $    31,315
   Common stock issued for services                        $      --      $    50,000    $    50,000


              The accompanying notes are an integral part of these financial statements.

                         CHINA FOOD AND BEVERAGE COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2006 and December 31, 2005



NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.



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

The Company
-----------
     The Company presently occupies office space, free of charge at 710 W 24th St., Kansas City, MO 64108.

Business of Issuer
------------------
     Since the disposition of its prior operations, the Company has continued to seek to acquire businesses both in China and other countries. The Company currently has no ongoing day to day operations or sales.

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

Capital Resources and Liquidity
-------------------------------
     During the nine month period ended September 30, 2006, there were no issuances of the Company's common stock. The Company has no working capital available and is seeking an acquisition opportunity.

Results of Operations
---------------------
     For the three and nine month periods ended September 30, 2006, the Company sustained net losses of ($41,851) and ($136,017) respectively. For the three and nine month periods ended September 30, 2005, (prior year) the Company sustained losses of ($45,154) and ($189,179) respectively. The decrease in the loss from 2005 to 2006 is attributable to less expenditures for the general and administrative expenses of the company. Losses as a whole are attributable to the fact the Company has no revenue producing operations yet still had administrative expenses.

     The net loss per share of stock (basic and diluted) were ($0.00) and ($0.01) respectively for the three and nine month periods ended September 30, 2006. The net loss per share of stock (basic and diluted) were ($0.00) and ($0.02) for the three and nine month periods ended September 30, 2005 (prior year).

     The net stockholders' deficit at September 30, 2006 was ($584,571) compared to a deficit at December 31, 2005 of ($448,554).

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




PART II

ITEM 1.     LEGAL PROCEEDINGS

     During the nine month period ended September 30, 2006, there were no legal proceedings involving the Company.



ITEM 2.     CHANGES IN SECURITIES

     During the nine month period ended September 30, 2006, there were no changes in securities.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     During the nine month period ended September 30, 2006, there were no defaults upon senior securities.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the nine month period ended September 30, 2006, there were no submission of matters to a vote of security holders.


ITEM 5     OTHER

     During the nine month period ended September 30, 2006, there were no other issues to be reported by the Company.



ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K

     During the nine month period ended September 30, 2006, there were no reports on Form 8-K. Exhibit 31.1 Certification of quarterly report on Form 10-QSB and Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 are attached.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of January 2007.


CHINA FOOD AND BEVERAGE


             /s/ James Tilton
             -------------------------
             James Tilton, President




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                            Date
---------                          -----                            ----



/s/James Tilton         Chief Executive Officer,
                        President, Chief Financial
--------------------    Officer, Treasurer and Director      January 19, 2007



/s/Jane Zheng           Secretary and Director               January 19, 2007
--------------------



/s/Gordon Wilson        Director                             January 19, 2007
--------------------